Form 10QSB
period 2003-09-30
CORUMEL MINERALS CORP
filed 2003-11-05
CIK 1243741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[ X]      Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

[ ]        Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period _____to

                          Commission File Number    000-50429

CORUMEL MINERALS CORP.
______________________________________________________________________________________
(Exact name of small Business Issuer as specified in its charter)

NEVADA                         33 - 1059313
_________________________                                                                                                                                                __________________________
(State or other jurisdiction of                                           (IRS Employer Identification No.)
incorporation or organization)

503 – 1755 Robson Street
Vancouver, B.C., Canada                                                                                                            V6G 3B7
_______________________________________                                                                                                               ______________
(Address of principal executive offices)                                      (Zip Code)

Issuer’s telephone number, including area code:              604-681-6334
                  ________________________

Not Applicable
____________________________________________________________________________
(Former name, former address and former fiscal year,
if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ ] Yes [ X ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,270,500 Shares of $.001 par value Common Stock outstanding as of September 30, 2003.

1

PART 1 - FINANCIAL INFORMATION

Item 1.          Financial Statements

The accompanying un-audited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six month period ended September 30, 2003 are not necessarily indicative of the results that can be expected for the year ending March 31, 2004.

2

CORUMEL MINERALS CORP.
(An Exploration Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003
(Unaudited)
(Stated in U.S. Dollars)

F1

CORUMEL MINERALS CORP.
(An Exploration Stage Company)

INTERIM CONSOLIDATED BALANCE SHEET
(Unaudited)
(Stated in U.S. Dollars)

	SEPTEMBER 30	MARCH 31
	2003	2003
		(Audited)

ASSETS

Current
Cash	$66,610	$94,385

LIABILITIES

Current
Accounts payable	$5,341	$1,572

SHAREHOLDERS’ EQUITY

Share Capital
Authorized:
90,000,000 common shares with a par value of $0.001 per share
10,000,000 preferred shares with a par value of $0.001 per share

Issued and outstanding:
9,270,500 common shares	9,271	9,271

Additional paid-in capital	88,866	88,866

Deficit Accumulated During The Exploration Stage	(36,868)	(5,324)
	61,269	92,813

	$66,610	$94,385

F2

CORUMEL MINERALS CORP.
(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENT OF LOSS
(Unaudited)
(Stated in U.S. Dollars)

	THREE MONTHS ENDED	PERIOD FROM INCEPTION JULY 23 2002 TO	SIX MONTHS ENDED	PERIOD FROM INCEPTION JULY 23 2002 TO	CUMULATIVE PERIOD FROM INCEPTION JULY 23 2002 TO
	SEPTEMBER 30	SEPTEMBER 30	SEPTEMBER 30	SEPTEMBER 30	SEPTEMBER 30
	2003	2002	2003	2002	2003

Expenses
Commission	$-	$-	$-	$-	$420
Exploration expense	-	-	750	-	3,968
Office and sundry	4,371	402	7,176	402	7,414
Professional fees	10,469	-	23,618	-	25,066

Net Loss For The Period	$14,840	$402	$31,544	$402	$36,868

Basic And Diluted Loss Per Share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted Average Number Of Shares Outstanding	9,270,500	8,776,571	9,270,500	8,776,571

F3

CORUMEL MINERALS CORP.
(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

	THREE MONTHS ENDED	PERIOD FROM INCEPTION JULY 23 2002 TO	SIX MONTHS ENDED	PERIOD FROM INCEPTION JULY 23 2002 TO	CUMULATIVE PERIOD FROM INCEPTION JULY 23 2002 TO
	SEPTEMBER 30	SEPTEMBER 30	SEPTEMBER 30	SEPTEMBER 30	SEPTEMBER 30
	2003	2002	2003	2002	2003

Cash Flows From Operating Activities
Net loss for the period	$(14,840)	$(402)	$(31,544)	$(402)	$(36,868)

Adjustments To Reconcile Net Loss To Net Cash Used By Operating Activities
Change in accounts payable	(3,937)	124	3,769	124	5,341
Change in loan receivable	-	(78,305)	-	(78,305)	-

	(18,777)	(78,583)	(27,775)	(78,583)	(31,527)

Cash Flows From Financing Activity
Issue of common stock	-	92,600	-	92,600	98,137

Increase (Decrease) In Cash	(18,777)	14,017	(27,775)	14,017	66,610

Cash, Beginning Of Period	85,387	-	94,385	-	-

Cash, End Of Period	$66,610	$14,017	$66,610	$14,017	$66,610

F4

CORUMEL MINERALS CORP.
(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

SEPTEMBER 30, 2003
(Unaudited)
(Stated in U.S. Dollars)

	COMMON STOCK			DEFICIT

	NUMBER			ACCUMULATED
	OF		ADDITIONAL	DURING THE
	COMMON	PAR	PAID-IN	EXPLORATION
	SHARES	VALUE	CAPITAL	STAGE	TOTAL

July 2002 - Shares issued for cash at $0.01	5,500,000	$5,500	$49,500	$-	$55,000
August 2002 – Shares issued for cash at $0.01	3,760,000	3,760	33,840	-	37,600
February 2003 – Shares issued for cash at $0.50	10,500	11	5,526	-	5,537
Net loss for the period	-	-	-	(5,324)	(5,324)

Balance, March 31, 2003	9,270,500	9,271	88,866	(5,324)	92,813

Net loss for the period	-	-	-	(31,544)	(31,544)

Balance, September 30, 2003	9,270,500	$9,271	$88,866	$(36,868)	$61,269

F5

CORUMEL MINERALS CORP.
(An Exploration Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003
(Unaudited)
(Stated in U.S. Dollars)

BASIS OF PRESENTATION

The unaudited interim financial statements as of September 30, 2003 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States of America generally accepted principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the March 31, 2003 audited financial statements and notes thereto.

1.       OPERATIONS

Organization

The Company was incorporated in the State of Nevada, U.S.A., on July 23, 2002.

Exploration Stage Activities

The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Upon location of a commercial minable reserve, the Company expects to actively prepare the site for its extraction and enter a development stage.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $36,868 for the period from July 23, 2002 (inception) to September 30, 2003, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

F6

CORUMEL MINERALS CORP.
(An Exploration Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003
(Unaudited)
(Stated in U.S. Dollars)

    SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

a)     Consolidation

        These financial statements include the accounts of the Company and its wholly-owned subsidiary, CMC
        Exploration Corp.

b)     Mineral Property Payments and Exploration Costs

             The Company expenses all costs related to the acquisition, maintenance and exploration of mineral claims in which it has secured exploration rights prior to establishment of proven and probable reserves.
             To date, the Company has not established the commercial feasibility of its exploration prospects, therefore, all costs are being expensed.

c)     Use of Estimates

             The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from these estimates.

         d)      Foreign Currency Translation

             The Company’s functional currency is the U.S. dollar. Transactions in foreign currency are translated into U.S. dollars as follows:

         i)   monetary items at the rate prevailing at the balance sheet date;

         ii)  non-monetary items at the historical exchange rate;

         iii) revenue and expense at the average rate in effect during the applicable accounting period.

F7

CORUMEL MINERALS CORP.
(An Exploration Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003
(Unaudited)
(Stated in U.S. Dollars)

  SIGNIFICANT ACCOUNTING POLICIES (Continued)
    e)     Income Taxes

                 The Company has adopted Statement of Financial Accounting Standards No. 109 – "Accounting for
                 Income taxes" (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting, and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

f)     Basic and Diluted Loss Per Share

                 In accordance with SFAS No. 128 – "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At September 30, 2003, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

              3.   MINERAL PROPERTY INTEREST

               On March 28, 2002, the Company entered into an agreement to acquire a 100% interest in six mineral claims located in the New Westminster Mining Division of British Columbia, Canada, for cash consideration of $666 (paid), and exploration expenditures of not less than $7,500 by December 31, 2004.

F8

Item 2. Management’s Discussion and Analysis or Plan of Operations

Forward Looking Statements

This report on Form 10-QSB contains certain forward-looking statements within the meaning of section 21(e) of the Securities Exchange Act of 1934, as amended, and other applicable securities laws. All statements other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments, any statements regarding future economic conditions or performance, statements of belief, and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

Overview

We were incorporated on July 23, 2002, under the laws of the State of Nevada.

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. On March 28, 2003, we entered into a Property Acquisition Agreement whereby we purchased a 100% interest in six mineral claims which we refer to as the Thor Group mineral claims. The Thor Group mineral claims are located near Harrison Lake in the New Westminster Mining Division of the Province of British Columbia.

After we acquired the Thor group mineral claims we incorporated a wholly owned subsidiary known as CMC Exploration Corp., a British Columbia corporation. Our subsidiary, which we refer to as CMC, was formed for the purpose of carrying out our mineral exploration program. Upon forming CMC, we transferred all of our 100% ownership interest in the Thor group mineral claims to CMC.

Our objective is to conduct mineral exploration activities on the Thor Group mineral claims in order to assess whether these claims possess commercially exploitable mineral deposits of lead, gold, silver, barium, mercury, copper, and zinc minerals. We have not, nor has any predecessor, identified any commercially exploitable reserves of these minerals on our mineral claims. There is no assurance that a commercially viable mineral deposit exists on our mineral claims. We have commenced our initial exploration program.

Acquisition of the Thor Group mineral claims and the acquisition agreement with William A. Howell.

We purchased Thor Group mineral claims from Mr. William A. Howell, a graduate geologist, for his out-of-pocket costs incurred in staking and registering the claims. We agreed to leave the claims registered in Mr. Howell’s name for reasons of convenience in the reporting of exploration work done on the claims.

Our consultants recommended that we launch an initial exploration program on our claims which is costing us approximately $7,500. The Amending Agreement to the Property Acquisition Agreement, dated June 2, 2003, obligates us to incur exploration expenditures of no more than $7,500, on our first phase exploration program prior to December 31, 2004, half of which must be expended prior to December 31, 2003. Any exploration costs in excess of $7,500 will require our prior approval and we will be required to pay only 85% of the additional costs while Mr. Howell will pay the remaining 15%.

Further provisions of the Property Acquisition Agreement stipulate that Mr. Howell is to govern the initial exploration program operations to be conducted on the Thor Group mineral claims. In that capacity he would be generally referred to as the operator within the mining exploration industry. The operator has the full right, power and authority to do everything necessary or desirable to carry out a program and the project and to determine the manner of exploration of the property. In the event that Mr. Howell remains the operator throughout the initial exploration program, he will be entitled to receive as partial compensation for his services, a 15% undivided interest in the Thor Group mineral claims. Mr. Howell will also be entitled to charge a fee for his services as operator equaling 7½% of the first $10,000 Canadian dollars of exploration expenditures and 5% of exploration expenditures thereafter.

In the event that after the initial exploration phase further exploration programs are recommended and Mr. Howell has remained the operator throughout the initial phase, the Property Acquisition Agreement requires that our company and a sole purpose company to be formed by Mr. Howell will enter into a formalized joint venture. The purpose of the joint venture will be to further explore the property containing the Thor Group mineral claims with the eventual goal of putting the property into commercial mining production should both a feasibility report recommending commercial production be obtained and a decision to commence commercial production be made. The feasibility report refers to a detailed written report of the results of a comprehensive study on the economic feasibility of placing the property or a portion of the property into commercial mining production.

In the event that this opportunity does not materialize with Mr. Howell and our consulting geologists favor further exploration, we intend to proceed alone on the same basis as we would have were the joint venture formed.

Plan of Operations

Our business plan is to proceed with the exploration of the Thor Group mineral claim to determine whether there are commercially exploitable reserves of gold and silver or other metals. We retained B.J. Price Consulting Geologists as our professional consulting geologists. Our consultants reviewed all available exploration data completed on the mineral claims and prepared a geological report for us assessing the mineral exploration potential of the claims. Based upon their review, they recommended an exploration program on the Thor group mineral claims to test for the presence to both large body type mineral deposits and for vein type precious metal deposits. Initially, a limited program of mapping will be required prior to definition of targets. In addition, prior to diamond drilling of defined targets, additional geological or geochemical surveys may be necessary, contingent upon successful results from these surveys.

We have embarked upon the initial phase of the exploration program recommended by our firm of consulting geologists and have commenced our exploration program. Mr. Howell, our operator, will conduct this program personally. The program is being overseen in the field by Mr. Barry Price, the principal of our consulting geologists’ firm. Mr. Howell and Mr. Price are consulting with each other in the field and Mr. Price will likely conduct confirmatory sampling on his own. Our interest in the claims will be reduced to 85% should our operator from whom we acquired the claims, remain the operator for the duration of our initial exploration period.

The anticipated cost of the initial phase of the exploration program is $7,500. As of September 30, 2003, our cash balance was $66,610. Accordingly, we have sufficient cash reserves to proceed with the initial phase of our exploration program. We expect that the field work phase of our initial exploration program will be concluded by the end of November 2003 with the report of our consulting geologists available by the end of December. Once we receive these results of our initial exploration program, our board of directors, in consultation with our consulting geologist, Mr. Barry J. Price, will assess whether to proceed to any further exploration phases. In making this determination to proceed with a further exploration program, we will make an assessment as to whether the results of the initial exploration phase are sufficiently positive to enable us to proceed. This assessment will include an assessment of our cash reserves after the completion of the initial exploration phase, the price of minerals and the market for financing of mineral exploration projects at the time of our assessment. Should the results of our initial exploration program prove not to be sufficiently positive to proceed with a further exploration on the Thor Group claims, we intend to seek out and acquire other North American mineral exploration properties which, in the opinion of our consulting geologist, offer attractive mineral exploration opportunities.

Should a follow-on exploration program be undertaken, it would likely commence in April, 2004 and we would expect our consulting geologists’ report by mid-June, 2004. The cost and scope of this second exploration program would likely be similar to the initial program. As a result, that program could be undertaken without the need for us to raise any additional funding.

A third exploration program, if undertaken, would likely commence in the late summer or early fall of 2004, and would likely entail a three hole diamond drilling program of about 1,500 feet in total. We would expect the results of this program to be available in November 2004. The cost would be approximately $50,000. This amount is comprised of approximately $35,000 for drilling costs, $14,000 for support and geological services, and $4,000 for assaying. In the event we determined to conduct this third exploration program, we will need to raise the entire amount of the exploration program along with additional funds to meet ongoing working capital needs.

In the event that we require additional funding, we anticipate that such funding will be in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund additional phases of the exploration program, should we decide to proceed. At the present time, we do not have any arrangements in place for any future equity financing.

We anticipate that we will incur the following expenses over the next twelve months:

1.          $7,500 in connection with the completion of the initial phase of our recommended geological work program.

2.         $43,000 for operating expenses. Of this amount we plan to spend approximately $25,000 on general, legal, accounting and administrative expenses associated with our becoming a reporting issuer under the Securities Exchange Act of 1934 and approximately $18,000 relating to working capital. Of the expenditures expected to be made from working capital, we have allocated $14,400 to office services to be provided by Centre Bay Management Corp., $600 for geological services, and $3,000 for the printing and distribution of prospectus’ and annual statements to our shareholders.

We had cash in the amount of $66,610 as of September 30, 2003. Our total expenditures over the next twelve months are anticipated to be approximately $50,500. We do not have plans to purchase any significant equipment or change the number of our employees during the next twelve months. Accordingly, following the next twelve months, we will need to obtain additional financing for any new significant operational or exploratory expenses.

Results of Operations For Period Ending September 30, 2003

We did not earn any revenues from inception through the reporting period ending September 30, 2003. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We have commenced with the initial exploration stage of our business. We can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We incurred operating expenses in the amount of $14,840 for the three month period ended September 30, 2003 and $36,868 for the period from inception on July 23, 2002 to September 30, 2003. These operating expenses included; (a) a payment for an independent geological report on the Thor group mineral claims; (b) a payment in connection with our acquisition of the Thor Group mineral claim; (c) professional fees in connection with our corporate organization and; (d) a commission paid in connection with a number of subscriptions by Canadian residents for the purchase of our stock. We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to our completion of the initial phase of our geological exploration program and the professional fees associated with complying with the reporting requirements under the Securities Exchange Act of 1934.

We incurred a loss in the amount of $14,840 for the three month period ended September 30, 2003 and a loss in the amount of $36,868 for the period from inception of July 23, 2002 through September 30, 2003. Our loss was entirely attributable to operating expenses, organizational costs professional fees and administrative expenses.

Liquidity and Capital Resources

We had cash of $66,610 as of September 30, 2003, compared to cash in the amount of $94,385 as of our fiscal year end on March 31, 2003. We had working capital of $61,269 as of September 30, 2003, compared to working capital of $92,813 as of March 31, 2003.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

ITEM 3.  CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 3003. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Bruce P. Young. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer

concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us that is required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

Item 2. Changes in Securities

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to our security holders for a vote during the fiscal quarter ended September 30, 2003.

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K.

EXHIBITS REQUIRED BY ITEM 601 OF FORM 8-K

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
10.1	Property Acquisition Agreement dated May 28, 2003 between Corumel Minerals Corp. and Mr. William A. Howell (1)
10.2	Transfer of Interest Agreement dated May 29 between Corumel Minerals Corp. and Mr. William A. Howell (1)
10.3	Amending Agreement dated June 2, 2003 to the Property Acquisition Agreement between Corumel Minerals Corp. and Mr. William A. Howell (1)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)       Incorporated by reference to designated exhibit to our Registration Statement on Form SB-2, filed with the Securities and Exchange Commission on June 20, 2003 (File No. 333-106298)

REPORTS ON FORM 8-K

None

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORUMEL MINERALS CORP.

Date: November 5, 2003

By:      /s/ Bruce P. Young
           Bruce P. Young
  President, Chief Executive Officer,
Chief Financial Officer, and Director

10