Form 10QSB
period 2003-12-31
CORUMEL MINERALS CORP
filed 2004-02-11
CIK 1243741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[ X]   Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended December 31, 2003

[ ]     Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period ___to

                         Commission File Number    000-50429

                                          CORUMEL MINERALS CORP.
(Exact name of small Business Issuer as specified in its charter)

NEVADA                     33 - 1059313

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
                                 _____________________

Not Applicable
_____________________________________________________________
(Former name, former address and former fiscal year,
if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days   [ ] Yes   [ X ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,270,500 Shares of $.001 par value Common Stock outstanding as of December 31, 2003.

PART 1 - FINANCIAL INFORMATION

Item 1.        Financial Statements

The accompanying un-audited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine month period ended December 31, 2003 are not necessarily indicative of the results that can be expected for the year ending March 31, 2004.

CORUMEL MINERALS CORP.
(An Exploration Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003
(Unaudited)
(Stated in U.S. Dollars)

CORUMEL MINERALS CORP.
(An Exploration Stage Company)

INTERIM CONSOLIDATED BALANCE SHEET
(Unaudited)
(Stated in U.S. Dollars)

DECEMBER 31 MARCH 31
2003 2003
(Audited)
ASSETS

Current
Cash	$43,364	$94,385

LIABILITIES

Current
Accounts payable and accrued liabilities	$3,929	$1,572

SHAREHOLDERS’ EQUITY

Share Capital
Authorized:
90,000,000 common shares with a par value of $0.001 per share
10,000,000 preferred shares with a par value of $0.001 per share

Issued and outstanding:
9,270,500 common shares	9,271	9,271

Additional paid-in capital	88,866	88,866

Deficit Accumulated During The Exploration Stage	(58,702)	(5,324)

	39,435	92,813

	$43,364	$94,385

F- 1

CORUMEL MINERALS CORP.
(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENT OF LOSS
(Unaudited)
(Stated in U.S. Dollars)

	THREE MONTHS ENDED		NINE MONTHS ENDED		CUMULATIVE PERIOD FROM INCEPTION JULY 23 2002 TO
	DECEMBER 31		DECEMBER 31		DECEMBER 31
	2003	2002	2003	2002	2003

Expenses
Commission	$-	$-	$-	$-	$420
Exploration expense	7,500	-	8,250	-	11,468
Office and sundry	6,634	17	13,810	419	14,048
Professional fees	7,700	-	31,318	-	32,766

Net Loss For The Period	$21,834	$17	$53,378	$419	$58,702

Basic And Diluted Loss Per Share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted Average Number Of Shares Outstanding	9,270,500	9,051,111	9,270,500	9,051,111

F - 2

CORUMEL MINERALS CORP.
(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

	THREE MONTHS ENDED		NINE MONTHS ENDED		CUMULATIVE PERIOD FROM INCEPTION JULY 23 2002 TO
	DECEMBER 31		DECEMBER 31		DECEMBER 31
	2003	2002	2003	2002	2003

Cash Flows From Operating Activities
Net loss for the period	$(21,834)	$(17)	$(53,378)	$(419)	$(58,702)

Adjustments To Reconcile Net Loss To Net Cash Used By Operating Activities
Change in accounts payable	(1,412)	-	2,357	124	3,929
Change in loan receivable	-	-	-	(78,305)	-

	(23,246)	(17)	(51,021)	(78,600)	(54,773)

Cash Flows From Financing Activity
Issue of common stock	-	-	-	92,600	98,137

Increase (Decrease) In Cash	(23,246)	(17)	(51,021)	14,000	43,364

Cash, Beginning Of Period	66,610	14,017	94,385	-	-

Cash, End Of Period	$43,364	$14,000	$43,364	$14,000	$43,364

F - 3

CORUMEL MINERALS CORP.
(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

DECEMBER 31, 2003
(Unaudited)
(Stated in U.S. Dollars)

COMMON STOCK DEFICIT
NUMBER ACCUMULATED
OF ADDITIONAL DURING THE
COMMON PAR PAID-IN EXPLORATION
SHARES VALUE CAPITAL STAGE TOTAL

July 2002 - Shares issued for cash at $0.01	5,500,000	$5,500	$49,500	$-	$55,000
August 2002 – Shares issued for cash at $0.01	3,760,000	3,760	33,840	-	37,600
February 2003 – Shares issued for cash at $0.50	10,500	11	5,526	-	5,537
Net loss for the period	-	-	-	(5,324)	(5,324)

Balance, March 31, 2003	9,270,500	9,271	88,866	(5,324)	92,813

Net loss for the period	-	-	-	(53,378)	(53,378)

Balance, December 31, 2003	9,270,500	$9,271	$88,866	$(58,702)	$39,435

F - 4

CORUMEL MINERALS CORP.
(An Exploration Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003
(Unaudited)
(Stated in U.S. Dollars)

BASIS OF PRESENTATION

The unaudited interim financial statements as of December 31, 2003 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States of America generally accepted principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the March 31, 2003 audited financial statements and notes thereto.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $58,702 for the period from July 23, 2002 (inception) to December 31, 2003, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

F - 5

CORUMEL MINERALS CORP.
(An Exploration Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003
(Unaudited)
(Stated in U.S. Dollars)

2.  SIGNIFICANT ACCOUNTING POLICIES

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

c)   Foreign Currency Translation

The Company’s functional currency is the U.S. dollar. Transactions in foreign currency are translated into U.S. dollars as follows:

i)     monetary items at the rate prevailing at the balance sheet date;
ii)    non-monetary items at the historical exchange rate;
iii)   revenue and expense at the average rate in effect during the applicable accounting period.

F - 6

CORUMEL MINERALS CORP.
(An Exploration Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003
(Unaudited)
(Stated in U.S. Dollars)

2.  SIGNIFICANT ACCOUNTING POLICIES (Continued)

      d)   Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2003, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

     3.  MINERAL PROPERTY INTEREST

 On March 28, 2002, the Company entered into an agreement to acquire a 100% interest in six mineral claims located in the New
 Westminster Mining Division of British Columbia, Canada, for cash consideration of $666 (paid), and exploration expenditures of not less than $7,500 by December 31, 2004.

F - 7

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

Our consultants recommended that we launch an initial exploration program on our claims which is costing us approximately $7,500. The Amending Agreement to the Property Acquisition Agreement, dated June 2, 2003, obligates us to incur exploration expenditures of no more than $7,500, on our first phase exploration program prior to December 31, 2004, half of which must be expended prior to December 31, 2003. Any exploration costs in excess of $7,500 solely for the first phase of exploration will require our prior approval and we will be required to pay only 85% of the additional costs while Mr. Howell will pay the remaining 15%.

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

We have completed the fieldwork component of the initial phase of the exploration program recommended by our firm of consulting geologists. Mr. Howell, our operator, conducted this program personally. The program was overseen in the field by Mr. Barry Price, the principal of our consulting geologists’ firm. Mr. Howell and Mr. Price consulted with each other in the field. Our interest in the claims will be reduced to 85% should our operator from whom we acquired the claims, remain the operator for the duration of our initial exploration period.

We are awaiting the report of our consulting geologists which we expect to be available before our fiscal year end on March 31, 2004. Once we receive these results of our initial exploration program, the first phase of exploration will be complete and our board of directors, in consultation with our consulting geologist, Mr. Barry J. Price, will assess whether to proceed to any further exploration phases. In making this determination to proceed with a further exploration program, we will make an assessment as to whether the results of the initial exploration phase are sufficiently positive to enable us to proceed. This assessment will include an assessment of our cash reserves after the completion of the initial exploration phase, the price of minerals and the market for financing of mineral exploration projects at the time of our assessment. Should the results of our initial exploration program prove not to be sufficiently positive to proceed with a further exploration on the Thor Group claims, we intend to seek out and acquire other North American mineral exploration properties which, in the opinion of our consulting geologist, offer attractive mineral exploration opportunities.

Should a follow-up exploration program be undertaken, it would likely commence in April, 2004 and we would expect our consulting geologists’ report by mid-June, 2004. The cost and scope of this second exploration program would likely be similar to the initial program. As a result, that program could be undertaken without the need for us to raise any additional funding.

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

We anticipate that we will incur the following expenses over the next twelve months:

1.     $7,500 in connection with the second phase of the geological work program, if recommended.

2.     $38,000 for operating expenses. Of this amount we plan to spend approximately $20,000 on general, legal, accounting and administrative expenses associated with our becoming a reporting issuer under the Securities Exchange Act of 1934 and approximately $18,000 relating to working capital. Of the expenditures expected to be made from working capital, we have allocated $14,400 to office services to be provided by Centre Bay Management Corp., $600 for geological services, and $3,000 for the printing and distribution of prospectus’ and annual statements to our shareholders.

We had cash in the amount of $43,364 as of December 31, 2003. Our total expenditures over the next twelve months are anticipated to be approximately $45,500. We do not have plans to purchase any significant equipment or change the number of our employees during the next twelve months. Accordingly, over the next twelve months, we may need to obtain additional financing in the event that further exploration is recommended.

Results of Operations For Period Ending December 31, 2003

We did not earn any revenues from inception through the reporting period ending December 31, 2003. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We have completed the fieldwork component of the initial exploration stage of our business. We are awaiting the report of our consulting geologists which we expect to be available before our fiscal year end on March 31, 2004. We can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We incurred expenses in the amount of $53,378 for the nine month period ended December 31, 2003 and $21,834 of those expenditures were in incurred in the three month period ended December 31, 2003. From the period on inception on July 23, 2002 to December 31, 2003, we incurred expenses in the amount of $58,702. These operating expenses included; (a) a payment for an independent geological report on the Thor group mineral claims; (b) a payment in connection with our acquisition of the Thor Group mineral claim; (c) professional fees in connection with our corporate organization and; (d) a commission paid in connection with a number of subscriptions by Canadian residents for the purchase of our stock. We anticipate our operating expenses will increase as we undertake our plan of operations, provided further exploration is recommended. This increase will be attributable to further geological exploration and the professional fees associated with complying with the reporting requirements under the Securities Exchange Act of 1934.

We incurred a loss in the amount of $53,378 for the nine month period ended December 31, 2003 and a loss in the amount of $58,702 for the period from inception of July 23, 2002 through December 31, 2003. Our loss was entirely attributable to operating expenses, organizational costs professional fees and administrative expenses.

Liquidity and Capital Resources

We had cash of $43,364 as of December 31, 2003, compared to cash in the amount of $94,385 as of our fiscal year end on March 31, 2003. We had working capital of $39,435 as of December 31, 2003, compared to working capital of $92,813 as of March 31, 2003.

We have not attained profitable operations and are dependent upon obtaining additional financing to pursue further exploration activities. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

ITEM 3.   CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2003. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Bruce P. Young. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer

concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us that is required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to our security holders for a vote during the fiscal quarter ended December 31, 2003.

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

Date: February 11, 2004

By: /s/ Bruce P. Young
      Bruce P. Young
      President, Chief Executive Officer,
      Chief Financial Officer, and Director

10