Form 10KSB
period 2004-03-31
CORUMEL MINERALS CORP
filed 2004-07-14
CIK 1243741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[ X ]	ANNUAL REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended    March 31, 2004

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
Commission file number

CORUMEL MINERALS CORP.

(Name of Small Business Issuer in its charter)

Incorporated in the State of Nevada (State or other jurisdiction of incorporation or organization)	33-1059313 (I.R.S. Employer Identification No.)

Sihleggstrasse 23, Wollerau, Switzerland (Address of principal executive offices)	CH 8832 (Zip Code)

Issuer’s telephone number: 011-41-43-888-0689

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered

None	N/A

Securities registered pursuant to Section 12(g) of the Act:

shares of common stock - $0.001 par value

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ x ] Yes [  ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

State issuer’s revenues for its most recent fiscal year.       $nil

Page - 1

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $68,744 as of July 9, 2004

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at July 9, 2004

shares of common stock - $0.001 par value	9,270,500

Documents incorporated by reference: Exhibit 3.1 (Articles of Incorporation), Exhibit 3.2 (By-laws), Exhibit 10.1 (Property Acquisition Agreement), Exhibit 10.2 (Transfer of Interest Agreement), and Exhibit 10.3 (Amending Agreement) all filed as Exhibits to Corumel’s registration statement on Form SB-2 filed on June 20, 2002.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [ x ]

Page - 2

PART I

Item 1. Description of Business.

(a)Business Development

Corumel was incorporated under the laws of the State of Nevada on July 23, 2002.

Corumel is an exploration stage company engaged in the acquisition and exploration of mineral properties. Corumel indirectly owns through its subsidiary a 100% interest in six mineral claims (the “Thor Claims”). Corumel’s plan of operations is to conduct mineral exploration activities on the Thor Claims in order to assess whether these claims possess commercially exploitable mineral deposits. Corumel’s exploration program is designed to explore for commercially viable deposits of base and precious minerals, such as lead, gold, silver, barium, mercury, copper, and zinc minerals. See “Business of Corumel” and “Management’s Discussion and Analysis or Plan of Operations” below for more information.

On May 23, 2003, Corumel acquired 100% ownership in its subsidiary, which was incorporated under the name 660289 B.C. Ltd. under the laws of the Province of British Columbia on December 17, 2002 (the “Subsidiary”). The Subsidiary changed its name to “CMC Exploration Corp.” on June 12, 2003. The Subsidiary was formed for the purpose of carrying out Corumel’s mineral exploration program in British Columbia. On May 23, 2003, Corumel transferred all of its 100% ownership interest in the Thor Claims to the Subsidiary. See Exhibit 10.2 – Transfer of Interest Agreement for more information.

On April 1, 2004 all of the directors and officers of Corumel resigned and three new directors and officers were appointed.

Corumel has an authorized capital of 100,000,000 shares divided into (1) 90,000,000 shares of common stock with a par value of $0.001 per share with 9,270,500 shares of common stock currently issued and outstanding and (2) 10,000,000 shares of preferred stock with a par value of $0.001 per share with no shares of preferred stock currently issued and outstanding.

Neither Corumel nor its Subsidiary have been involved in any bankruptcy, receivership or similar proceedings. There have been no material reclassifications, mergers, consolidations or purchases or sales of a significant amount of assets not in the ordinary course of Corumel’s business.

(b)Business of Corumel

Corumel is a mineral exploration company. Corumel’s plan of operations is to conduct mineral exploration activities on the Thor Claims in order to assess whether these claims possess commercially exploitable mineral deposits. Corumel’s exploration program is designed to explore for commercially viable deposits of base and precious minerals, including lead, gold, silver, barium, mercury, copper, and zinc minerals.

On March 28, 2003, Corumel entered into a property acquisition agreement whereby it purchased a 100% interest in six mineral claims referred to as the Thor Claims. See Exhibit 10.1 for more details. Corumel purchased the Thor Claims from William A. Howell, a graduate geologist, for his out-of-pocket costs incurred in staking and registering the mineral claims. Pursuant to an amending agreement to the property acquisition agreement, dated June 2, 2003, Corumel is obligated to incur exploration expenditures of no more than $7,500 on Phase 1 of its proposed mineral exploration program. Any exploration costs in excess of $7,500 will require Corumel’s prior approval and Corumel will be required to pay only 85% of the additional costs. See Exhibit 10.3 for more details. All references to the property acquisition agreement in this annual report refer to both that agreement and the amending agreement.

Further provisions of the property acquisition agreement stipulate that Mr. Howell is to govern Phase 1 of Corumel’s proposed mineral exploration program to be conducted on the Thor Claims. Mr. Howell would be the operator during Phase 1 of the proposed mineral exploration program. If Mr. Howell remains the operator throughout Phase 1 of the proposed mineral exploration program, he would be entitled to receive, as partial compensation for his services, a 15% undivided interest in the Thor Claims. Mr. Howell will also be entitled to charge a fee for his services as operator equaling 7½% of the first $10,000 Canadian dollars of exploration expenditures and 5% of exploration expenditures thereafter.

Page - 3

Thor Claims

The Thor Claims consist of six two-post mineral claims within the New Westminster Mining Division of British Columbia.

Tenure	Claim Name	Owner	Expiry	Area	Tag Number

408168	Thor 7	112364	February 17, 2005	1 unit	722976M
408169	Thor 8	112364	February 17, 2005	1 unit	722977M
408170	Thor 9	112364	February 17, 2005	1 unit	722978M
408171	Thor 10	112364	February 17, 2005	1 unit	722979M
408172	Thor 11	112364	February 17, 2005	1 unit	722980M
408173	Thor 12	112364	February 17, 2005	1 unit	722981M

The Thor Claims cover a total of about 363 acres or about 0.60 square miles. Exploration work to the extent of CDN$100 per unit will be required prior to the expiry date of February 17, 2005, or equivalent cash paid in lieu of work. At the completion of Phase 1 of the mineral exploration program, Corumel had incurred over $7,500 in expenditures, which is approximately equivalent to CDN$9,650. As a result, the Thor Claims will be in good standing for 10 years once the expenditures are registered against the mineral claims. A maximum of 10 years of work credit may be filed on a mineral claim. If the required exploration work expenditure is not completed and registered in any year or if a payment is not made to the Province of British Columbia in lieu of the required work within that year, the mineral claims will lapse and title with revert to the Province of British Columbia.

William Howell initially staked the Thor Claims in February 2003. In February 2004, Mr. Howell had to re-stake and re-register the Thor Claims as the registration of the mineral claims had lapsed. Staking a claim involves physically marking the boundaries of the mineral claim area on the ground and is the first step in acquiring title to the claim. Once the property is staked, title to the property can be recorded with the British Columbia Ministry of Energy and Mines. Upon Corumel’s purchase of the Thor Claims, Mr. Howell delivered to Corumel a bill of sale for the Thor Claims in a form prescribed by the Ministry of Energy and Mines that will allow Corumel to register the Thor Claims in its name at any time. As Mr. Howell is the operator, for convenience in recording exploration work done on the property and in filing assessment reports with the Ministry of Energy and Mines, management has decided that the mineral claims will remain registered in Mr. Howell’s name during Phases 1 and 2 of the proposed mineral exploration program.

The Province of British Columbia owns the land covered by the mineral claims. At this time Corumel is not aware of any native land claims that might affect Corumel’s interest in the Thor Claims or to British Columbia’s title of the property. Although Corumel is unaware of any situation that would threaten its claims, it is possible that a native land claim could be made in the future. The federal and provincial government policy is to consult with all potentially affected native bands and other stakeholders in the area of any potential mining. If Corumel should encounter a situation where a person or group claims an interest in the Thor Claims, Corumel may choose to provide compensation to the affected party in order to continue with its mineral exploration work, or if such an option is not available, Corumel may have to relinquish its interest in the Thor Claims.

Historical Background

The Thor Claims presently do not have any mineral reserves. The Thor Claims are undeveloped and do not contain any open-pit or underground mines. Exploratory work on the Thor Claims conducted by prior owners has indicated some potential showings of mineralization. Corumel is uncertain as to the reproducibility of these prior exploration results.

The area covered by the Thor Group mineral claims has been staked repeatedly since the 1920’s. In spite of this continuing interest in the area, there has apparently been very little serious exploration work undertaken on the property.

In 1975, D.S. Ashe filed an assessment on claims in the area currently covered by the Thor 3 mineral claim. The assessment work consisted of several percussion drill holes totaling 760 feet, but no results of this work were released.

Early in 1986, an extensive staking program was completed, and in June 1986 Trafalgar Resources Inc. undertook an exploration program on properties that included the Thor Claims. This program was completed in 1987.

In 1990, Hera Resources Ltd. acquired and examined the property, and a qualified professional engineer prepared a geological report. However, no assessment work was done and no further work has been done to the knowledge of Corumel’s geological consultants.

Page - 4

In the opinion of Corumel’s geological consultants, the work program completed by Trafalgar Resources Inc. remains the most comprehensive study to date of a large number of claims on property that includes the Thor Claims. The results of Trafalgar’s work program along with Corumel’s geological consultants’ personal observations of the Thor Claims form the basis of their Geological Report and the accompanying recommendations.

Trafalgar’s work program was conducted by two geologists and was undertaken in two stages. One of these geologists was William Howell, from whom Corumel acquired the Thor Claims. During the first stage, the geologists undertook geological mapping, rock chip sampling and reconnaissance soil sampling covering the majority of the property. A geochemical soil sampling was also completed. The second stage of Trafalgar’s work program was undertaken from October to December 1986, and was reported separately in 1987. This second stage included follow-up geological mapping, rock chip sampling and soil sampling.

Location and Access

The Thor Claims are located on the west side of Harrison Lake in the New Westminster Mining Division in the southwestern part of the Province of British Columbia approximately 60 miles east of Vancouver, British Columbia.

Access to the Thor Claims is by paved roads northeast from Harrison Mills to the Weaver Creek Fish Hatchery and then by the west Harrison access gravel road for approximately 10 miles. Access on the Thor Claims is by a four-wheel drive road that passes east-west through the center of the mineral claims and joins the Harrison Lake Road to the east with the Weaver Lake Road to the west. In addition, old logging tracks and a number of recent short logging spurs provide access to the Thor Claims. However, during the winter months heavy snowfall can make it difficult, if not impossible, to access the Thor Claims.

Plant and Equipment

There is no mining plant or equipment located on any of the Thor Claims. Also, currently there is no power supply to any of the Thor Claims.

Geology and Mineralization

Trafalgar’s 1986 - 1987 exploration program conducted on Thor Claims resulted in the discovery of four geologically altered zones and mineralized showings as follows:

1.   The Main Zone, along the main access road. The mineralized alteration is exposed on the west side of the road in outcrops that extend about 110 yards. Analysis of samples taken from the zone indicated sub-economic silver and zinc values throughout the altered zone.
2.   The Power Line Zone is situated below and south of the Road Zone. The mineral alteration is generally disseminated but in places “knots” or lenses of mineral alteration are present. In places, minor amounts of lead and zinc mineralization were noted.
3.   The Zinc Zone is situated on a forestry access road at an elevation above the Road Zone. Mineralization in this zone is of a veining type. Analysis of samples taken showed non-economic amounts of zinc, gold, and silver. Two selected samples that do not represent an average grade of mineralization were taken from this zone and contained significant amounts of silver and zinc.
4.   The Switchback Zone is geologically similar to the Road Zone. This zone is marked by a prominent level of arsenic mineralization in soil samples. Rock samples taken from this zone were deficient in both base and precious metals, as is common with alterations of this type, in the view of Corumel’s consulting geologists.

Corumel does not claim to have any ores or reserves whatsoever at this time on the Thor Claims.

Proposed Exploration Program

Corumel intends to try to remove any mineralized material, if economically viable. If mineralized material is found on any of Corumel’s mineral exploration projects and removal is warranted, and Corumel does not have the adequate working capital to do so, Corumel will have to sell additional shares of common stock or borrow money to finance the cost of removing the mineralized material. There is no assurance that Corumel will have the working capital to remove the mineralized material from its mineral exploration projects, if warranted, and there is no assurance Corumel will be able to raise additional working capital through equity or debt financing.

Page - 5

Phase 1 – Work Conducted and Results

In February 2004, Corumel’s operator, William Howell, completed Phase 1 of the mineral exploration program on the Thor Claims. The exploration work consisted of (1) detailed soil sampling along four lines above each of the four mineralization zones discussed above, (2) limited geological mapping, (3) rock sampling along the four mineralization zones, (4) a 500 metre and 800 metre geophysical induced polarization survey across the Zinc Zone, the Switchback Zone and the Main Zone, and (5) inspection and selection of four future drill sites.

The results of Phase 1 of the mineral exploration program confirmed zinc mineralized showings and demonstrated with the polarization surveys that significant volumes of altered rock with disseminated sulphides exist at depth beneath the tested zones. The presence of highly altered zones, which are not strongly mineralized but are of a significant size to make diamond drilling feasible, is the basis for the recommended drilling program for Phase 2 of the mineral exploration program.

Phase 2 – Proposed Work

Following the completion of Phase 1 of the mineral exploration program, Corumel’s consultants recommended that Corumel conduct Phase 2 of the mineral exploration program on the Thor Claims, which will cost approximately $70,000.

Phase 2 of the Corumel’s proposed mineral exploration program will consist of (1) a drilling program to test mineralization at deeper levels and along the identified zones to determine geology, trend of alteration, and any weak mineralization, (2) additional induced polarization surveys to be conducted on the zones, and (3) review of drilling plan. Corumel’s consultants recommended that one drill hole of approximately 100 meters in depth be positioned to cross each of the identified zones at an angle of 60 degrees.

Corumel’s proposed budget for Phase 2 of the proposed mineral exploration program is as follows:

Drilling (4 holes x 100 metres each x $75 per metre)	$ 30,000
Induced polarization surveys (6 miles)	15,000
Geological supervision and reporting	8,000
Associated costs, food, lodging	10,000
Mobilization, demobilization	2,000
Contingency (10%)	5,000

Total Proposed Budget	$ 70,000

As a result of the formation of the joint venture with William Howell on the completion of Phase 1, Corumel is obligated to pay 85% of the expenditures incurred as part of the mineral exploration program and William Howell obligated to pay the remaining 15% of those expenditures.

Corumel’s current plans are strictly limited to research and exploration. Corumel will not be able to determine whether or not the Thor Claims contain a commercially exploitable mineral deposit, or reserve, until appropriate exploratory work is done and an economic evaluation based on that work concludes economic viability.

Status of Phase 2 of the Mineral Exploration Program

Corumel has not yet commenced Phase 2 of the mineral exploration program on the Thor Claims and does not know when Phase 2 will commence. Corumel has until February 17, 2005 before it must file any previously completed work on the Thor Claims or pay a registration fee in lieu of any work.

Joint Venture

Pursuant to the property acquisition agreement, William Howell became Corumel’s operator and oversaw Phase 1 of the proposed mineral exploration program to be conducted on the Thor Claims in exchange for a 15% joint venture interest in the claims. As a result of the conclusion of Phase 1 of the mineral exploration program, Mr. Howell has become a joint venture partner with Corumel and owns a 15% interest in the Thor Claims.

Upon the completion of Phase 1 of the proposed mineral exploration program Corumel intends to have its consulting geologists’ firm review the results of the mineral exploration program and report back to Corumel with its recommendations, if any, with regard to further mineral exploration programs. Provided that further mineral exploration programs are recommended and provided that Mr. Howell has remained the operator throughout Phase 1, the property acquisition agreement requires that Corumel and Mr. Howell will enter into a formalized joint venture. Even if Mr. Howell has not remained as operator throughout Phase 1 and has not earned the 15% undivided interest in the Thor Claims, Corumel intends to proceed alone on much the same basis as it would have had the joint venture been formed, provided that the recommendations of its consulting geologists favors further exploration.

Page - 6

The purpose of the joint venture will be to further explore the property containing the Thor Claims with the eventual goal of putting the mineral claims into commercial mining production should both a feasibility report recommending commercial production be obtained and a decision to commence commercial production be made. The feasibility report will refer to a detailed written report of the results of a comprehensive study on the economic feasibility of placing the Thor Claims or a portion of the Thor Claims into commercial mining production. It is possible that results may be positive from the mineral exploration program, but not sufficiently positive to warrant proceeding at a particular point in time.

Under the terms of the joint venture agreement, both parties agree to associate and participate in a single purpose joint venture to carry out the project. Beneficial ownership of the Thor Claims remains in each party’s name proportional to its respective interest. Also, subsequent to the initial exploration program for which Corumel will bear all of the costs, costs are to be met by each party in proportion to its interest. Upon the formation of the joint venture Corumel intends to register each party’s interest in the Thor Claims according to its joint venture interest.

Corumel’s initial joint venture interest is 85% and Mr. Howell’s interest is 15%. The interest of each party may be reduced and the other party’s interest increased by an amount equal to the share of the exploration costs they were obliged to pay. The respective interest of each party could be increased or decreased from time to time if any or all of the following events occur: (1) a party fails to pay its proportionate share of the costs; (2) a party elects not to participate in the program, and/or; (3) a party elects to pay less than its proportionate share of the costs for a program. If these terms operate to cause a party’ interest in the Thor Claims to be reduced to 5.0% or less, that party will assign and convey its interest to the other party and will receive a royalty equal to 2.5% of the net profits.

William Howell is the initial operator of the joint venture. The operator has the full right, power and authority to do everything necessary or desirable to carry out a program and the project and to determine the manner of exploration of the property. A management committee consisting of one representative of each party will oversee the operator and manage or supervise the management of the business and affairs of the joint venture. Each representative may cast that number of votes that is equal to that party’s interest. A simple majority of the management committee prevails and the management committee’s decisions made in accordance with the joint venture agreement are binding on all parties. The proposed joint venture agreement contemplates that the agreement will stay in effect for so long as any part of the property or project is held in accordance with the agreement, unless earlier terminated by agreement of all parties.

Competition

Corumel competes with other mining and exploration companies possessing greater financial resources and technical facilities than Corumel in connection with the acquisition of mineral exploration claims and in connection with the recruitment and retention of qualified personnel. Many of Corumel’s competitors have a very diverse portfolio and have not confined their market to one mineral or property, but explore a wide array of minerals and mineral exploration properties. Some of these competitors have been in business for longer than Corumel and may have established more strategic partnerships and relationships than Corumel.

Government Controls and Regulations

Corumel’s exploration and development activities are subject to various levels of federal and state laws and regulations relating to protection of the environment, including requirements for closure and reclamation of mineral exploration properties. These laws are continually changing and, as a general matter, are becoming more restrictive. Corumel’s policy is to conduct business in a way that safeguards public health and the environment. Corumel believes that its mineral exploration activities are conducted in material compliance with applicable laws and regulations.

The various levels of government controls and regulations address, among other things, the environmental impact of mineral exploration and mineral processing operations and establish requirements for decommissioning of mineral exploration properties after operations have ceased. With respect to the regulation of mineral exploration and processing, legislation and regulations in various jurisdictions establish performance standards, air and water quality emission standards and other design or operational requirements for various components of operations, including health and safety standards. Legislation and regulations also establish requirements for decommissioning, reclamation and rehabilitation of mineral exploration properties following the cessation of operations, and may require that some former mineral exploration properties be managed for long periods of time.

Page - 7

Any existing or probable governmental will not materially affect Corumel’s current business, including any applicable environmental laws. The Mineral Exploration Code of British Columbia will govern Corumel’s exploration program. The purpose of this code is to establish standards for mineral exploration and development and to manage exploration and development activities to ensure maximum extraction with a minimum of environmental disturbance. However, the Mineral Exploration Code will not apply to Corumel provided that the work to be done as part of its exploration program does not involve any mechanical disturbance of the surface of the Thor Claims. Such exempt work includes prospecting using hand tools, geological and geochemical surveying, airborne geophysical surveying, ground geophysical surveying without the use of exposed, energized electrodes, hand trenching without the use of explosives, and establishment of grid lines that do not require the felling of trees. If Corumel does any work on the Thor Claims that is not exempt it will need to comply with the Mineral Exploration Code and obtain the applicable permits.

Corumel will be required to obtain work permits for any exploration work that results in a physical disturbance to the mineral claims. Corumel will be required to obtain a work permit if it proceeds with the subsequent phases of its proposed mineral exploration programs. As the exploration programs proceed to the trenching, drilling and bulk-sampling stages, Corumel will be required to post small bonds and file statements of work. Corumel will be required by to undertake remediation work on any work that results in physical disturbance to the mineral claims. The cost of remediation work will vary according to the degree of physical disturbance.

It is Corumel’s responsibility to provide a safe working environment, not to disrupt archaeological sites, and conduct its activities in such a manner as to cause unnecessary damage to the mineral exploration properties.

Corumel will secure all necessary permits for exploration and will file final plans of operation prior to the commencement of any mineral exploration operations. Management anticipates no discharge of water into active stream, creek, river, lake or any other body of water regulated by environmental law or regulation. No endangered species will be disturbed. Re-contouring and re-vegetation of disturbed surface areas will be completed pursuant to law. Any portals, adit or shafts will be sealed upon abandonment of the mineral exploration properties. It is difficult to estimate the cost of compliance with the environmental law since the full nature and extent of Corumel’s proposed activities cannot be determined until it commences operations and knows what that will involve from an environmental standpoint.

Corumel and its Subsidiary are in compliance with the foregoing legislation and will continue to comply with the legislation in the future. Management believes that compliance with the foregoing legislation will not adversely affect Corumel’s business operations in the future or its competitive position.

Effect of Existing or Probable Governmental Regulations on Corumel’s Business

Corumel’s business is subject to various levels of government controls and regulations, which are supplemented and revised from time to time. Changes to current local, state or federal laws and regulations in the jurisdictions where Corumel operates could require additional capital expenditures and increased operating and/or reclamation costs. Corumel is unable to predict what additional legislation or revisions may be proposed that might affect its business or when any such proposals, if enacted, might become effective. Such changes, however, could require increased capital and operating expenditures and could prevent or delay certain operations by Corumel or its Subsidiary. Although Corumel is unable to predict what additional legislation, if any, might be proposed or enacted, additional regulatory requirements could render certain exploration activities uneconomic.

Dependence on One or a Few Major Customers

Corumel does not have any major customers that it depends on. Corumel is still in the start up phase and has not as of yet negotiated a contract with a major client. Base or precious metals can be readily sold on numerous markets throughout the world and it is not difficult to ascertain their market price at any particular time. Since there are a large number of available base and precious metal purchasers, Corumel is not dependent upon the sale to any one customer. Also, management believes that, because of the availability of alternative refiners, no material adverse effect would result if Corumel lost the services of any of its current refiners.

Patents/Trade Marks/Licences/Franchises/Concessions/Royalty Agreements or Labour Contracts

Neither Corumel nor its subsidiaries currently own any patents or trade marks. Also, they are not party to any license or franchise agreements, concessions, royalty agreements or labor contracts arising from any patents or trademarks.

Page - 8

Number of Total Employees and Number of Full Time Employees

Corumel has no paid employees at this time. Corumel and the Subsidiary intend to hire its own labor force or use the services of subcontractors for manual labor exploration work on the mineral exploration properties.

RISK FACTORS

You should consider each of the following risk factors and the other information in this Annual Report, including Corumel’s financial statements and the related notes, in evaluating Corumel’s business and prospects. The risks and uncertainties described below are not the only ones that impact on Corumel’s business. Additional risks and uncertainties not presently known to Corumel or that Corumel currently considers immaterial may also impair its business operations. If any of the following risks actually occur, Corumel’s business and financial results could be harmed. In that case, the trading price of Corumel’s shares of common stock could decline.

Risks associated with Corumel’s business and properties:

1.Corumel lacks an operating history and has losses that it expects will continue into the future. If the losses continue Corumel will have to suspend operations or cease operations.

Corumel has no operating history upon which an evaluation of its future success or failure can be made. Corumel has incurred significant operating losses since inception and has limited financial resources to support it until such time that it is able to generate positive cash flow from operations. Corumel’s net loss since inception is $91,590. For the 12 months ended March 31, 2004, operating expenses increased by $80,942. See “Management Discussion and Analysis” on page 15 for more details.

Corumel’s ability to achieve and maintain profitability and positive cash flow is dependent upon its ability to (1) locate a profitable mineral property, (2) generate revenues from its planned business operations, and (3) reduce exploration costs. Based upon current plans, Corumel expects to incur operating losses in future periods. This will happen because there are expenses associated with the research and exploration of Corumel’s mineral properties. Corumel cannot guaranty that it will be successful in generating revenues in the future. Failure to generate revenues may cause Corumel to suspend or cease operations.

2.Because Corumel’s auditors have issued a going concern opinion and because its officers and directors will not loan any money to Corumel, it may not be able to achieve its objectives and may have to suspend or cease operations.

Corumel’s auditors have issued a going concern opinion. This means that the auditor doubts that Corumel can continue as an ongoing business for the next twelve months. Because Corumel’s officers and directors are unwilling to loan or advance any additional capital, Corumel may have to suspend or cease operations.

3.Corumel has no known ore reserves and cannot guarantee that it will find any ore reserves, or if Corumel finds any ore reserves, that production would be profitable. If no ore reserves are found, Corumel may have to cease operations.

All of Corumel’s mineral claims are in the exploration stage and none of the mineral claims have any known ore reserves or generate any cash flow. Corumel has not identified any mineable mineral reserves on any of the mineral claims and Corumel cannot guarantee it will ever find any ore reserves. Accordingly, Corumel has no means of producing any income. Even if Corumel finds that there is base or precious minerals on the mineral claims, Corumel cannot guarantee that it will be able to recover any base or precious minerals for an ore reserve or generate any cash flow from that ore reserve. Even if Corumel recovers any base or precious minerals, it cannot guaranty that it will make a profit. If Corumel cannot find any base or precious minerals, or it is not economical to recover the base or precious minerals, Corumel will have to cease operations.

4.Corumel does not have sufficient funds to complete each of the Subsidiary’s proposed mineral exploration programs and as a result may have to suspend operations.

Corumel’s mineral exploration programs are limited and restricted by the amount of working capital that Corumel has and is able to raise from financings. Corumel does not have sufficient funds to complete the Subsidiary’s proposed mineral exploration program. As a result, the Subsidiary may have to suspend or cease its operations on the mineral claims.

Page - 9

Corumel’s current operating funds are less than necessary to complete proposed mineral exploration programs of the Subsidiary, and therefore Corumel will need to obtain additional financing in order to complete the proposed mineral exploration program. As of June 28, 2004, Corumel had cash in the amount of $8,500. Corumel currently does not have any operations and has no income. Corumel’s mineral exploration program calls for significant expenses in connection with the exploration of the respective mineral claims. While Corumel has sufficient funds to complete Phase 1 of the proposed mineral exploration program and for ongoing administrative expenses, Corumel will need to raise additional capital of approximately $170,000 to proceed with and complete Phase 2 of the proposed mineral exploration program. Corumel will also require additional financing if the costs of the proposed exploration program are greater than anticipated. Corumel will require additional financing to sustain its business operations if Corumel is not successful in earning revenues once exploration is complete. Obtaining additional financing would be subject to a number of factors, including the market prices for base and precious minerals, investor acceptance of Corumel’s mineral claims, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to Corumel. The most likely source of future funds presently available to Corumel is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders. The only other anticipated alternative for the financing of further exploration would be the offering by Corumel of an interest in the mineral claims to be earned by another party or parties carrying out further exploration thereof, which is not presently contemplated or private loans.

5.Access to the Thor Claims may be restricted by inclement weather during the year, which may delay Corumel’s proposed mineral exploration programs, which could prevent Corumel from generating revenues.

Access to the Thor Claims may be restricted through some of the year due to weather in the area. Corumel’s proposed exploration programs on the Thor Claims can only be performed approximately seven to nine months out of the year. This is because rain and snow cause roads leading to the Thor Claims to be impassable during three to five months of the year. Generally speaking, the most efficient time for Corumel to conduct its mineral exploration program will be during April through November. As a result, any attempt to test or explore the Thor Claims is largely limited to the times when the weather will permit such activities. These limitations can result in significant delays in exploration efforts, as well as mining and production in the event that commercial amounts of minerals are found. During the period of time when access to the Thor Claims is restricted, Corumel will be unable to continue with its mineral exploration programs on the Thor Claims and, as a consequence, unable to generate revenues. Such delays can have a significant negative effect on Corumel’s results of operations.

6.Corumel may not have access to all of the supplies and materials its need for exploration, which could cause Corumel to delay or suspend operations.

Competition and unforeseen limited sources of supplies and contractors in the industry could result in occasional spot shortages of supplies, such as explosives, and certain equipment such as drill rigs, bulldozers and excavators that Corumel might need to conduct exploration. Corumel has not attempted to locate or negotiate with any suppliers of products, equipment or materials. Corumel will attempt to locate products, equipment and materials after sufficient funds have been raised. If Corumel cannot find the products and equipment it needs for its proposed mineral exploration program, Corumel will have to suspend the mineral exploration program until Corumel can find the products and equipment it needs.

7.Because the Province of British Columbia owns the land covered by Corumel’s mineral claims and Native land claims might affect its title to the mineral claims or to British Columbia’s title of the property, Corumel’s business plan may fail.

Corumel is unaware of any outstanding native land claims on the Thor Claims; however it is possible that a native land claim could be made in the future. The federal and provincial government policy at this time is to consult with all potentially affected native bands and other stakeholders in the area of any potential mining. Should Corumel encounter a situation where a native person or group claims and interest in its mineral claims, Corumel may be unable to provide compensation to the affected party in order to continue with its mineral exploration work, or if such an option is not available, Corumel may have to relinquish its interest in these claims. In either case, the costs and/or losses could be greater than Corumel’s financial capacity and Corumel’s business would fail.

Risks associated with Corumel’s industry:

8.Because of the speculative nature of exploration of mineral properties, there is a substantial risk that Corumel’s business will fail.

The search for valuable minerals as a business is extremely risky. Corumel cannot provide investors with any assurance that the Thor Claims contain commercially exploitable reserves of base or precious minerals. Exploration for minerals is a speculative venture necessarily involving substantial risk. The expenditures to be made by Corumel in the exploration of the Thor Claims may not result in the discovery of commercial quantities of minerals. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, Corumel would be unable to complete its business plan.

Page - 10

9.The base and precious mineral markets are volatile markets that have a direct impact on Corumel’s revenues and profits and the market conditions will effect whether Corumel will be able to continue its operations.

In order to maintain operations, Corumel will have to sell any minerals it finds on the Thor Claims for more than it costs to mine those minerals. The lower the price the more difficult it is to do this. If Corumel cannot make a profit it will have to cease operations until the price of the base or precious mineral increases or cease operations all together. Because the cost to mine the base or precious mineral is fixed, the lower the market price, the greater the chance that Corumel’s operation will not be profitable and that Corumel will have to cease operations.
In recent decades, there have been periods of both worldwide overproduction and underproduction of certain mineral resources. Such conditions have resulted in periods of excess supply of, and reduced demand for these minerals on a worldwide basis and on a domestic basis. These periods have been followed by periods of short supply of, and increased demand for these mineral products. The excess or short supply of mineral products has placed pressures on prices and has resulted in dramatic price fluctuations even during relatively short periods of seasonal market demand.
The mining exploration and development industry may be sensitive to any general downturn in the overall economy or currencies of the countries to which the product is produced or marketed. Substantial adverse or ongoing economic, currency, government or political conditions in various world markets may have a negative impact on Corumel’s ability to operate profitably.

10.Because of the inherent dangers involved in mineral exploration, there is a risk that Corumel may incur liability or damages as Corumel conducts its business.

The search for valuable minerals involves numerous hazards. As a result, Corumel may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which Corumel cannot insure or against which Corumel may elect not to insure. The payment of such liabilities may have a material adverse effect on Corumel’s financial position.

11.Corumel faces significant competition in the mineral exploration industry.

Corumel competes with other mining and exploration companies possessing greater financial resources and technical facilities than Corumel in connection with the acquisition of mineral exploration claims and other precious metals prospects and in connection with the recruitment and retention of qualified personnel. There is significant competition for the limited number of mineral acquisition opportunities and, as a result, Corumel may be unable to acquire an interest in attractive mineral exploration properties on terms it considers acceptable on a continuing basis.

12.Government regulation or any change in such regulation may adversely affect Corumel’s business.

There are several governmental regulations that materially restrict the use of minerals. Under the applicable legislation and regulations, to engage in certain types of exploration will require work permits, the posting of bonds, and the performance of remediation work for any physical disturbance to the mineral claims. Also, to operate a working mine, the regulatory bodies that govern may require an environmental review process.

In addition, the legal and regulatory environment that pertains to the exploration of minerals is uncertain and may change. Uncertainty and new regulations could increase Corumel’s costs of doing business and prevent Corumel from exploring for mineral deposits. This could also delay the growth in any potential demand for such mineral deposits and limit Corumel’s ability to generate revenues. In addition to new laws and regulations being adopted, existing laws may be applied to mining or mineral exploration that have not yet been applied. These new laws may increase Corumel’s cost of doing business with the result that its financial condition and operating results may be harmed.

13.Corumel may not be able to attract and retain qualified personnel necessary for the implementation of its business strategy and mineral exploration programs.

Corumel’s future success depends largely upon the continued service of its board members, executive officers and other key personnel. Corumel’s success also depends on its ability to continue to attract, retain and motivate qualified personnel. Key personnel represent a significant asset, and the competition for these personnel is intense in the mineral exploration industry.

Page - 11

Corumel may have particular difficulty attracting and retaining key personnel in initial phases of its mineral exploration programs. Corumel does not maintain key person life insurance on any of its personnel. The loss of one or more of its key employees or its inability to attract, retain and motivate qualified personnel could negatively impact Corumel’s ability to complete its mineral exploration programs.

Risks associated with Corumel and its subsidiaries:

14.Corumel’s stock price is volatile.

The stock markets in general, and the stock prices of mineral exploration companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of any specific public company. The market price of Corumel’s shares of common stock may fluctuate in the future. Factors that may have a significant impact on the market price of Corumel’s shares of common stock include:

  actual or anticipated variations in Corumel’s results of operations;
  Corumel’s ability or inability to generate new revenues;
  increased competition;
  government regulations, including mineral exploration and environmental regulations;
  conditions and trends in the mineral exploration industry;
  proprietary rights;
  rumors or allegations regarding Corumel’s financial disclosures or practices; or
  the volatility of the base and precious mineral market prices.

Corumel’s stock price may be impacted by factors that are unrelated or disproportionate to its operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of Corumel’s common stock.

15.A small number of Corumel’s stockholders own a substantial amount of Corumel’s shares of common stock, and if such stockholders were to sell those shares in the public market within a short period of time, the price of Corumel’s shares of common stock could drop significantly.

Because a small number of Corumel’s stockholders own a substantial amount of Corumel’s shares of common stock, those shareholders will be able to significantly decide who will be directors and any other stockholders may not be able to elect any directors. Also, sales of a large number of shares of Corumel’s shares of common stock or even the availability of a substantial number of shares of common stock for sale could have the effect of reducing the price per share of Corumel’s shares of common stock, especially if the shares of common stock continue to be thinly traded.

16.Because Corumel’s executive officers do not have formal training specific to the technicalities of mineral exploration, there is a higher risk its business will fail.

None of Corumel’s management has formal training as geologists or engineers. Additionally, none of them has ever managed any company involved in starting or operating a mine. With no direct training or experience in these areas, Corumel’s management may not be fully aware of many of the specific requirements related to working within this industry and hence may lack certain skills that are advantageous in managing a mineral exploration company. In addition, their decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use.

Consequently, Corumel’s operations, earnings, and ultimate financial success could suffer irreparable harm due to management’s lack of experience in this industry.

17.Our officers and directors have conflicts of interest in that they are officers and directors of other companies that will prevent them from devoting full-time to Corumel’s operations, which may affect Corumel’s operations.

Our officers and directors have conflicts of interest in that they are officers and directors of other companies. Messrs. von Wüllerstorff-Urbair’s, Meier’s and Christen’s other activities will prevent them from devoting full-time to Corumel’s operations. This will slow Corumel’s operations and may reduce its financial results because of the slow down in operations.

Page - 12

18.Corumel does not expect to pay dividends in the foreseeable future.

Corumel has never paid cash dividends on its shares of common stock and has no plans to do so in the foreseeable future. Corumel intends to retain earnings, if any, to develop and expand its business.

19.“Penny Stock” rules may make buying or selling Corumel’s shares of common stock difficult, and severely limit their market and liquidity.

Trading in Corumel’s shares of common stock is subject to certain regulations adopted by the SEC commonly known as the “penny stock” rules. Corumel’s shares of common stock qualify as penny stocks and are covered by Section 15(g) of the Securities Exchange Act of 1934, which imposes additional sales practice requirements on broker/dealers who sell the shares of common stock in the aftermarket. The “penny stock” rules govern how broker-dealers can deal with their clients and “penny stocks”. For sales of Corumel’s shares of common stock, the broker/dealer must make a special suitability determination and receive from you a written agreement prior to making a sale to you. The additional burdens imposed upon broker-dealers by the “penny stock” rules may discourage broker-dealers from effecting transactions in Corumel’s shares of common stock, which could severely limit their market price and liquidity of its shares of common stock. This could prevent you from reselling your shares and may cause the price of the shares to decline. See “Penny Stock rules” on page 14 for more details.

Item 2.   Description of Property.

Corumel , through the Subsidiary, is the owner of the Thor Claims. The Thor Claims are described in more detail in Item 1.
Corumel operated from its principal executive office at Suite 1600, 777 Dunsmuir Street, P.O. Box 10425, Pacific Centre, Vancouver, British Columbia, Canada V7Y 1K4 until March 31, 2004. Corumel leased this office space on a month-to-month basis at a rental of approximately $2,220 per month. This facility consisted of Corumel’s office and administration area and housed all of its operations. Since April 1, 2004, Corumel’s principal executive office has been located at Sihleggstrasse 23, Wollerau, Switzerland, CH 8832. Corumel’s telephone number is 011-41-43-888-0689. In the opinion of the management of Corumel, this office space will meet the needs of Corumel for the foreseeable future. Corumel is paying $nil for rent at this time.

Item 3.   Legal Proceedings.

Corumel is not a party to any pending legal proceedings and, to the best of Corumel’s knowledge, none of Corumel’s property or assets are the subject of any pending legal proceedings

Item 4.   Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.

(a)   Market Information

Corumel’s shares of common stock have been quoted on the NASD OTC Bulletin Board since February 4, 2004 under the symbol “CORU”. However, no shares of common stock have traded and no bids have been posted as of the date of this report.

Page - 13

(b)   Holders of Record

There are approximately 126 holders of record of Corumel’s shares of common stock.

(c)   Dividends

Corumel has declared no dividends on its shares of common stock and is not subject to any restrictions that limit its ability to pay dividends on its shares of common stock. Dividends are declared at the sole discretion of Corumel’s Board of Directors.

(d)Recent Sales of Unregistered Securities

There have been no sales of unregistered securities within the last three years that would be required to be disclosed pursuant to Item 701 of Regulation S-B, except for the following:

On July 31, 2002, Bruce Young, Corumel’s president and sole director at the time, subscribed for and acquired 5,500,000 shares of common stock for $55,000. The shares were issued as a private placement pursuant to Section 4(2) of the Securities Act of 1933 and are restricted shares as defined in the Securities Act. No underwriters were used, and no commissions or other remuneration was paid.

In August 2002, Corumel completed an offering of 3,760,000 shares of common stock at a price of $0.01 per share to a total of nine purchasers. The total amount Corumel received from this offering was $37,600. Corumel completed the offering pursuant to Regulation S of the Securities Act. Each purchaser represented to us that he was a non-US person as defined in Regulation S. Corumel did not engage in a distribution of this offering in the United States. Each purchaser represented his intention to acquire the securities for investment only and not with a view toward distribution. Corumel requested its stock transfer agent to affix appropriate legends to the stock certificate issued to each purchaser in accordance with Regulation S and the transfer agent affixed the appropriate legends. Each purchaser was given adequate access to sufficient information about Corumel to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to any of the purchasers.

In February 2003, Corumel completed an offering of 10,500 shares of common stock at a price of $0.50 per share to a total of 101 purchasers. The total amount Corumel received from this offering was $5,250. Corumel completed the offering pursuant to Regulation S of the Securities Act of 1933. Each purchaser represented to Corumel that he was a non-US person as defined in Regulation S. Corumel did not engage in a distribution of this offering in the United States. Each purchaser represented his intention to acquire the securities for investment only and not with a view toward distribution. Appropriate legends were affixed to the stock certificate issued to each purchaser in accordance with Regulation S. Each purchaser was given adequate access to sufficient information about Corumel to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to any of the purchasers.

There are no outstanding options or warrants to purchase, or securities convertible into, shares of Corumel’s shares of common stock at this time.

(e)Penny Stock Rules

Trading in Corumel’s shares of common stock is subject to the “penny stock” rules. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends Corumel’s shares of common stock to persons other than prior customers and accredited investors, must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in Corumel’s shares of common stock, which could severely limit their market price and liquidity of Corumel’s shares of common stock.

The “penny stock” rules also imposes additional sales practice requirements on broker/dealers who sell penny stock. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important in understanding of the function of the penny stock market, such as “bid” and “offer” quotes, a dealers “spread” and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD’s toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Page - 14

Item 6.   Management’s Discussion and Analysis or Plan of Operation.

THE FOLLOWING IS A DISCUSSION AND ANALYSIS OF THE CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF CORUMEL MINERALS CORP. FOR THE FISCAL YEARS ENDED MARCH 31, 2004 AND 2003. THE FOLLOWING SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES APPEARING ELSEWHERE HEREIN.

Overview

Corumel was incorporated on July 23, 2002, under the laws of the State of Nevada. Corumel is an exploration stage company engaged in the acquisition and exploration of mineral properties. On March 28, 2003, Corumel entered into a property acquisition agreement whereby it purchased a 100% interest in six mineral claims referred to as the Thor Group of mineral claims (the “Thor Claims”). The Thor Claims are located near Harrison Lake in the New Westminster Mining Division of the Province of British Columbia.

After Corumel acquired the Thor Claims it acquired a wholly owned subsidiary known as CMC Exploration Corp., a British Columbia corporation (the “Subsidiary”). The Subsidiary was formed for the purpose of carrying out Corumel’s mineral exploration program. Upon acquiring the Subsidiary, Corumel transferred all of its 100% ownership interest in the Thor Claims to the Subsidiary.

Corumel’s objective is to conduct mineral exploration activities on the Thor Claims in order to assess whether these mineral claims possess commercially exploitable mineral deposits of lead, gold, silver, barium, mercury, copper and zinc. Corumel has not nor has any predecessor, identified any commercially exploitable reserves of these minerals on the Thor Claims. There is no assurance that a commercially viable mineral deposit exists on the Thor Claims. During the year, Corumel completed Phase of its proposed mineral exploration program. Corumel is now in the process of evaluating the results of the geological report prepared by B.J. Price Geological Consultants, Inc. (“B.J. Price”) to determine the feasibility of embarking on the recommended drilling program.

On April 1, 2004 all of the directors and officers of Corumel resigned and three new directors and officers were appointed.

Acquisition of the Thor Claims

Corumel purchased the Thor Claims from William A. Howell, a graduate geologist, for his out-of-pocket costs incurred in staking and registering the claims. Corumel agreed to leave the Thor Claims registered in Mr. Howell’s name for reasons of convenience in the reporting of exploration work done on the Thor Claims. On June 2, 2003, Corumel entered into an amending agreement to the property acquisition agreement. The amending agreement obligated Corumel to incur exploration expenditures on Phase 1 of the proposed mineral exploration program of no more than $7,500, prior to December 31, 2004, half of which was to be expended prior to December 31, 2003. Any exploration expenditures incurred in Phase 1 in excess of $7,500 required Corumel’s prior approval. Corumel agreed to pay 85% of any additional costs and Mr. Howell agreed to pay 15% of any additional costs.

Further provisions of the property acquisition agreement stipulate that Mr. Howell is to govern the initial mineral exploration programs operations. In that capacity Mr. Howell would be generally referred to as the operator. As the operator, Mr. Howell has the full right, power and authority to do everything necessary or desirable to determine the manner of exploration on the property and to carry out the mineral exploration program. If Mr. Howell remains the operator throughout Phase 1 of the proposed mineral exploration program, he will be entitled to receive as partial compensation for his services, a 15% undivided interest in the Thor Claims. As operator, Mr. Howell will be entitled to charge a fee for his services of 7½% on the first $7,150 (Cdn$10,000) of exploration expenditures and 5% on any additional exploration expenditures.

The property acquisition agreement also states that if after Phase 1 of the mineral exploration program, further exploration programs are recommended and if Mr. Howell has remained the operator throughout Phase 1, that Corumel and a sole purpose company to be formed by Mr. Howell will enter into a formalized joint venture agreement. The purpose of the joint venture will be to further explore the Thor Claims with the eventual goal of putting the property into commercial mining production should both a feasibility report recommending commercial production be obtained and a decision to commence commercial production be made. The feasibility report refers to a detained written report of the results of a comprehensive study on the economic feasibility of placing the property or a portion of the property into commercial mining production.

Page - 15

Plan of Operations

Corumel has spent $7,500 on the completion of the fieldwork component of Phase 1 of the mineral exploration program. Mr. Howell earned his 15% interest in the property by acting as operator during Phase 1 and Corumel now has an 85% interest in the Thor Claims. In February 2004, Corumel received the final report for Phase 1 of the mineral exploration program from B.J. Price. Mr. Howell, the operator, was one of the geologists who did the fieldwork. B.J. Price supervised the work and wrote the report. The following is a summary of the B.J. Price report.

Discussion

Phase 1 of the mineral exploration program, through brief, provided new zinc mineralized showings and demonstrated (with the infrared polarization survey) that significant volumes of altered rock with disseminated sulphides (probably mainly pyrite) exist at depth beneath the three zones tested. Additional disseminated sulphides are believed from the survey results to underlie the south end of Line 2 (near the final claim post for Thor 7 and 8). The auger sampling was effective and is thought to be more reliable than surface soil sampling, although more time consuming.

Two new zinc mineralized areas were found, which should be further mapped and prospected. The infrared polarization results were not indicative of massive sulphide deposits but were preliminary, and should be followed up by shallow drill testing.

Conclusions

The results of Phase 1 of the mineral exploration program are geologically interesting, and although no massive sulphide zones were indicated by the geophysical surveys, the geological targets are of sufficient interest to warrant drill testing. This is recommended to Cormuel, although the decision to proceed is a corporate decision and will depend on priorities and on other opportunities that may present themselves to Corumel.

Recommendations

The work done in 2004 confirms the presence of highly altered zones that, although not strongly mineralized, are of significant size and are worthy of diamond drilling. It is proposed that one drill hole of approximately 100 meters be positioned to cross the altered zones at an angle of 60 degrees. The purpose of these drill holes is for geological information concerning the nature of the altered and mineralized zones. Also additional infrared polarization surveys are recommended, following which the drilling plan should be reviewed.

Costs estimated for a proposed drill program are as follows:

ITEM	AMOUNT
Drill 4 holes x 100 meters each, $75 / meter	$ 30,000
IP Surveys (6 miles)	$ 15,000
Geoligical Supervision and reporting	$ 8,000
Associated costs, food, lodging	$ 10,000
Mobilization, demob.	$ 2,000
Contingency 10%	$ 5,000
TOTAL COST ESTIMATED	$ 70,000

Corumel is presently evaluating the results of the consulting geologists report and in the process of determining whether the results of Phase 1 of the mineral exploration program are sufficiently positive to enable Corumel to proceed with further exploration programs. The assessment of the results will also include an assessment of Corumel’s cash reserves, the price of minerals and the market for financing of mineral exploration projects. Should Corumel determine that the results of the consulting geologists are not sufficiently positive to enable it to proceed or that the general outlook for minerals is not strong enough to warrant proceeding Corumel plans to look at either acquiring other mineral exploration properties or even changing its business direction.

Page - 16

Corumel anticipates continuing to rely on private loans, equity sales shares of common stock or joint ventures with other exploration companies in order to continue its operations. The issuance of additional shares will result in dilution to existing shareholders of Corumel.

Unless Corumel locates a commercially viable source for base or precious minerals and until such time as Corumel achieves significant revenues from the sale of base or precious minerals Corumel will continue to incur losses. The costs associated with bringing a commercially viable mine into operation are significantly more than the above estimated costs associated with Phase 2. Corumel cannot guarantee that if, or when, it locates a property it considers to be commercially viable that Corumel will be able to obtain the required working capital to bring the mine into commercial production.

Corumel is not currently conducting any research and development activities. Corumel does not anticipate conducting such activities in the near future. Corumel does not have plans to purchase any significant equipment or change the number of employees during the next twelve months. Accordingly, over the next twelve months Corumel will need to obtain additional financing to cover its estimated operating expenses of $100,000 and $70,000 to cover the Phase 2 of the mineral exploration program, if Corumel decides to proceed.

Results of Operations

Revenue

Corumel did not earn any revenues during the year ended March 31, 2004 or for the period from inception (July 23, 2002) to March 31, 2003. Corumel does not anticipate earning revenues until such time as Corumel has entered into commercial production of its mineral properties. Corumel has completed the fieldwork component of Phase 1 of the mineral exploration program on the Thor Claims and on February 25, 2004 Corumel received the geological report from its geological consultants. There is no guaranty that Corumel will locate viable base or precious mineral reserves and if such minerals are discovered that Corumel will enter into commercial production or that if Corumel does locate viable mineralization that Corumel will be able to secure the financing necessary to proceed with extraction of these minerals.

Expenses

Corumel’s expenses increased by $80,942 or 1520% from $5,324 for the period from inception (July 23, 2002) to March 31, 2003 to $86,266 for the year ended March 31, 2004. The increase was primarily due to an increase of $7,042 in exploration expenses, $55,412 in professional fees, $18,908 in office and sundry offset by a decrease of $420 in commission expense. The increase was due to completing the fieldwork component of Phase 1 of the mineral exploration program of its business, costs associated with obtaining the geological report from its geological consultants and professional fees associated with complying with the reporting requirements under the Securities Exchange Act of 1934. Corumel anticipates its operating expenses will increase if it accepts the recommendations of the geological consultants and embark on the proposed drill program as set out in the geological report.

Corumel incurred expenses in the amount of $5,324 from inception (July 23, 2002) to March 31, 2003. Corumel incurred these expenses on exploration in the amount of $3,218, professional fees of $1,448, commission of $420 and office and sundry of $238.

LIQUIDITY AND FINANCIAL CONDITION

Cash and Working Capital

Corumel had cash of $8,503 and working capital of $6,547 at March 31, 2004. During the year ended March 31, 2004, Corumel used $85,882 in cash for operating activities, primarily for an operating loss of $86,266 offset by an increase in accounts payable of $384. A decrease in working capital of $86,266 was due to a decrease in current assets of $85,882 and an increase in current liabilities of $384. Corumel has accumulated a deficit of $91,590 since inception and has stockholders’ equity of $6,547. Corumel has no contingencies or long-term commitments.

Corumel had cash of $94,385 and working capital of $92,813 at March 31, 2003. During the period from inception (July 23, 2002) to March 31, 2003, Corumel used $3,752 in cash for operating activities, primarily for an operating loss of $5,324 offset by an increase in accounts payable and accrued liabilities of $1,572. Cash used in operations of $3,752 was financed by the sale of common stock of $98,137. An increase in working capital of $92,813 was due to an increase in current assets of $94,385 offset by an increase in current liabilities of $1,572. Corumel has accumulated a deficit of $5,324 since inception and has stockholder’s equity of $92,813.

Page - 17

Critical Accounting Policies

Exploration Stage Activities

Corumel has been in the base and precious mineral exploration business since its formation. Corumel has not commenced significant operations and is considered an exploration stage company.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Corumel and it subsidiary. All significant intercompany balances and transactions have been eliminated.

MINERAL PROPERTY PAYMENTS AND EXPLORATION COSTS

Corumel expenses all costs related to the acquisition, maintenance and exploration of mineral claims in which it has secured exploration rights prior to establishment of proven and probable reserves. To date, Corumel has not established the commercial feasibility of its exploration prospects, therefore, all costs are being expensed.

RECLAMATION AND ABANDONMENT COSTS

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations" which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement establishes a uniform methodology for accounting for estimated reclamation and abandonment costs whereby reclamation and closure costs including site rehabilitation will be recorded at the estimated present value of reclamation liabilities and will increase the carrying amount of the related asset. These reclamation costs will be allocated to expense over the life of the related assets and will be adjusted for changes resulting from the passage of time and revisions to either the timing or the amount of the original present value estimate. Corumel’s adoption of SFAS No. 143 did not have a material impact on its operations or financial position.

INTERNAL AND EXTERNAL SOURCES OF LIQUIDITY

Corumel has funded its operations primarily from the issuance of common stock.

INFLATION

Management does not believe that inflation will have a material impact on its future operations.

UNCERTAINTIES RELATING TO FORWARD LOOKING STATEMENTS

This Form 10-KSB Annual Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by their use of words like “plans”, “expect”, “aim”, “believe”, “project”, “anticipate”, “intend”, “estimate”, “will”, “should”, “could” and other expressions that indicate future events and trends. All statements that address expectations or projections about the future, including statements about Corumel’s exploration program, expenditures and financial results are forward-looking statements.

Forward-looking statements in this Form 10-KSB include statements regarding the following expectations:

  The exploration program is designed to explore for commercially viable deposits of base and precious minerals, such as lead, gold, silver, barium, mercury, copper, and zinc minerals.
  The a bill of sale for the Thor Claims is in a form prescribed by the Ministry of Energy and Mines that will allow Corumel at any time to register the Thor Claims in its name at any time.
  The Province of British Columbia owns the land covered by the mineral claims.
  It is possible that a native land claim could be made in the future.
  The federal and provincial government policy is to consult with potentially affected native bands and other stakeholders in the area of any potential mining.

Page - 18

  If Corumel should encounter a situation where a person or group claims an interest in the Thor Claims, Corumel may chose to provide compensation to the affected party in order to continue with its mineral exploration work, or if such an option is not available, Corumel may have to relinquish its interest in the Thor Claims.
  Exploratory work on the Thor Claims conducted by prior owners has indicated some potential showings of mineralization.
  Analysis of samples indicated sub-economic silver and zinc values throughout the altered zone.
  Corumel intends to remove any mineralized material, if economically viable
  If mineralized material is found on any of Corumel’s mineral exploration projects and removal is warranted, and Corumel does not have adequate working capital to do so, Corumel will have to sell additional shares of common stock or borrow money to finance the cost of removing the mineralized material.
  There is no assurance that Corumel will have the working capital to remove the mineralized material from its mineral exploration projects, if warranted.
  There is no assurance Corumel will be able to raise additional working capital through equity or debt financing.
  That significant volumes of altered rock with disseminated sulphides exist at depth beneath the tested zones.
  Phase 2 of the mineral exploration program on the Thor Claims will cost approximately $70,000.
  Proposed mineral exploration program will consist of (1) a drilling program to test mineralization at deeper levels and along the identified zones to determine geology, trend of alteration, and any weak mineralization, (2) additional induced polarization surveys to be conducted on the zones, and (3) review of drilling program.
  Any existing or probable governmental will not materially affect Corumel’s current business, including any applicable environmental laws.
  Mineral exploration code will not apply to Corumel provided that the work to be done as part of its exploration program does not involve any mechanical disturbance of the surface of the Thor Claims.
  Corumel will secure all necessary permits for exploration and will final plans of operation prior to the commencement of any mineral exploration operations.
  Management anticipates no discharge of water into active stream, creek, river, lake or any other body of water regulated by environmental law or regulation.
  No endangered species will be disturbed.
  Re-contouring and re-vegetation of disturbed surface areas will be completed pursuant to law.
  Any portals, adit or shafts will be sealed upon abandonment of the mineral exploration process.
  Changes to current local, state or federal laws and regulations in the jurisdictions where Corumel operates could require additional capital expenditures and increased operating and/or reclamation costs.
  If any of the following risks actually occur, Corumel’s business and financial results could be harmed. In that case, the trading price of Corumel’s shares of common stock could decline.
  Corumel has limited financial resources to support it until such time that it is able to generate positive cash flow from operations.
  Corumel expects to incur operating losses in future periods.
  Failure to generate revenues may cause Corumel to suspend or cease operations.
  Because Corumel’s officers and directors are unwilling to loan or advance any additional capital, Corumel may have to suspend or cease operations.
  Corumel’s mineral exploration programs are limited and restricted by the amount of working capital that Corumel has and is able to raise from financings.
  The most likely source of future funds presently available is through the sale of equity capital.
  Should Corumel encounter a situation where a native person or group claims and interest in its mineral claims, Corumel may be unable to provide compensation to the affected party in order to continue with its mineral exploration work, or if such an option is not available, Corumel may have to relinquish its interest in these claims.
  Governmental regulations or any change in such regulation may adversely affect Corumel’s business.
  Corumel may not be able to attract and retain qualified personnel necessary for the implementation of its business strategy and mineral exploration programs.
  The market price of Corumel’s shares of common stock may fluctuate in the future.
  A small number of Corumel’s stockholders own a substantial amount of Corumel’s shares of common stock, and if such stockholders were to sell those shares in the public market within a short period of time, the price of Corumel’s shares of common stock could drop significantly.
  Corumel does not expect to pay dividends in the foreseeable future.
  Unless Corumel locates a commercially viable source for base or precious minerals and until such time as Corumel achieves significant revenues from the sale of base or precious minerals Corumel will continue to incur losses.
  Corumel is not currently conducting any research and development activities. Corumel does not anticipate conducting such activities in the near future.
  Corumel does not have plans to purchase any significant equipment or change the number of employees during the next twelve months.
  Corumel does not anticipate earning revenues until such time as Corumel has entered into commercial production of its mineral properties.
  Corumel anticipates its operating expenses will increase if it accepts the recommendations of the geological consultants and embark on the proposed drill program as set out in the geological report.

Page - 19

All forward-looking statements are made as of the date of filing of this Form 10-KSB and Corumel disclaims any duty to update such statements.

Certain parts of this Form 10-KSB may contain “forward-looking statements” within the meaning of the Securities Exchange Act of 1934 based on current managements expectations. Actual results could differ materially from those in the forward-looking statements due to a number of uncertainties including, but not limited to, those discussed in this section. Factors that could cause future results to differ from these expectations include general economic conditions, such as a decrease in the market prices for gold, silver or other metals; not locating commercially viable reserves of gold, silver or other metals. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do no occur, the outcome may vary substantially from anticipated or projected results and accordingly, no opinion is expressed on the achievability of those forward-looking statements. In addition, a description of anyone’s past success, either financial or strategic, is no guarantee of future success. Corumel will remain dependent upon future financing for its growth and development and for it to successfully implement its exploration program. No statements contained herein should be construed as indicating that such financing is or will be available and if available will be on terms favorable to Corumel. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate and Corumel assumes no obligation to update any such forward-looking statements.

Item 7.   Financial Statements

See audited financial statements for the period ended March 31, 2004 and 2003 attached as Exhibit A to this Form 10-KSB.

Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Corumel’s principal independent accountant, Jim Philip of Morgan & Company, has not changed since the date of incorporation and there have been no disagreements with Corumel’s principal independent accountant.

Item 8A.     Controls and Procedures.

Corumel maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in Corumel’s Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Corumel’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-KSB, Corumel’s Chief Executive Officer and Chief Financial Officer believe Corumel’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by Corumel in this report is accumulated and communicated to Corumel’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon the foregoing, Corumel’s chief executive officer and chief financial officer concluded that Corumel’s disclosure controls and procedures are effective in connection with the filing of this Annual Report on Form 10-KSB for the year ended March 31, 2004.

There were no significant changes in Corumel’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

Page - 20

PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

(a)   Identify Directors and Executive Officers

Each director of Corumel or its subsidiaries holds office until (i) the next annual meeting of the stockholders, (ii) his successor has been elected and qualified, or (iii) the director resigns.

Corumel’s and its subsidiaries’ management teams are listed below.

Management Teams

Company Name	Corumel Minerals Corp.	CMC Exploration Corp.

Baron Bernhard von Wüllerstorff-Urbair	Director, CEO, President,	Director, President, Secretary
Dr. Edwin Meier	Director, CFO, Treasurer	n/a
Pete Christen	Director, Corporate Secretary	n/a

Baron Bernhard von Wüllerstorff-Urbair ? Baron von Wüllerstorff-Urbair (57 years old) has been a director and the CEO and president of Corumel since April 1, 2004. Baron von Wüllerstorff-Urbair has been in the public relations and advertising business since 1969 and is currently the CEO of PWM AG, a private Swiss company. From 1987 to 2003, Baron von Wüllerstorff-Urbair was an active member of the Board of Administration and the CEO of the Tatus Communications Institute. Baron von Wüllerstorff-Urbair was responsible for the implementation of the Intercard and then the Visavis Club concept, including quarterly market analyses for small and medium sized companies on consumer behavior in local catchment areas within Europe. At the Tatus Communications Institute, Baron von Wüllerstorff-Urbair also served an advisory function for internal and external public relations and was part of a two year external parallel advisory function for Snowell International for ski rental in Europe, including advice on location for tourism associations, the hotel industry, ski suppliers and renters, ski schools and lift companies. Baron von Wüllerstorff-Urbair was also involved with the development of Internet websites, including the concept, design and copyrighting.

Dr. Edwin Meier ? Professor Meier (63) has been a director and the CFO of Corumel since April 1, 2004. Professor Meier has been the Dean, a professor, consultant and trainer at the SBS Swiss Business School since 1993. Also since 1993, Professor Meier has been a seminar trainer and lecturer and a visiting professor at the Institute of National Economy in Moscow. Since 2003, Professor Meier has been the President and a professor at the SMA Swiss Management Academy in Dubendorf, Italy, Kenya and Singapore. Professor Meier is also currently the CFO of PWM AG, a private Swiss company.

Peter Christen ? Mr. Christen (77) has been a director and the corporate secretary of Corumel since April 1, 2004. Mr. Christen has been an independent business consultant since 1995 and was a lawyer prior to that for 35 years focusing on construction law. Currently, Mr. Christen is also the vice-president of PWM AG, a private Swiss company. Mr. Christen received his diploma as a lawyer in Bern in 1951 after studying at the University of Bern and the University of Geneva.

(b)   Identify Significant Employees

Corumel currently does not have any significant employees.

(c)   Family Relationships

There are no family relationships among the directors, executive officers or persons nominated or chosen by Corumel to become directors or executive officers.

Page - 21

(d)   Involvement in Certain Legal Proceedings

(1)   No bankruptcy petition has been filed by or against any business of which any director was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

(2)   No director has been convicted in a criminal proceeding and is not subject to a pending criminal proceeding (excluding traffic violations and other minor offences).

(3)   No director has been subject to any order, judgement, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

(4)   No director has been found by a court of competent jurisdiction (in a civil action), the Securities Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, that has not been reversed, suspended, or vacated.

(e)   Compliance with Section 16(a) of the Exchange Act.

All reports were filed with the SEC on a timely basis and Corumel is not aware of any failures to file a required report during the period covered by this annual report, with the exception of the following. The three new directors and officers of Corumel failed to file a Form 3 (Initial Form of Beneficial Ownership) in a timely manner upon becoming affiliates of Corumel. However, these three affiliates did provide, in lieu of filing a Form 5, Corumel with a written representation that a Form 5 was not required. Also, Tsunami Capital Ltd. failed to file a Form 3 (Initial Form of Beneficial Ownership) when it acquired when it acquired 3,244,960 shares of common stock and failed to file a Form 5 (Annual Statement of Beneficial Ownership).

(f)   Audit Committee Financial Expert

Corumel has no financial expert. Management believes the cost related to retaining a financial expert at this time is prohibitive. Further, because of Corumel’s limited operations, management believes the services of a financial expert are not warranted.

(g)   Identification of Audit Committee

Corumel does not have a separately-designated standing audit committee. Rather, Corumel’s entire board of directors perform the required functions of an audit committee. Baron Bernhard von Wüllerstorff-Urbair, Dr. Edwin Meier and Peter Christen are the only members of Corumel’s audit committee. None of the directors meet the independent requirements for an audit committee member. Corumel’s audit committee is responsible for: (1) selection and oversight of Corumel’s independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by Corumel’s employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. Corumel has adopted an audit committee charter, a copy of which is filed as an exhibit to this report.

(h)   Disclosure Committee and Charter

Corumel has a disclosure committee and disclosure committee charter. Corumel’s disclosure committee is comprised of all of its officers and directors. The purpose of the committee is to provide assistance to the chief executive officer and the chief financial officer in fulfilling their responsibilities regarding the identification and disclosure of material information about Corumel and the accuracy, completeness and timeliness of Corumel’s financial reports. A copy of Corumel’s disclosure committee charter is filed with this annual report.

(i)   Code of Ethics

Corumel has adopted a code of ethics that applies to all its executive officers and employees, including its CEO and CFO. A copy of Corumel’s adopted code of ethics is attached to this annual report. See Exhibit 99.1 – Code of Ethics for more information. Corumel undertakes to provide any person with a copy of its code of ethics free of charge. Please contact Baron Bernhard von Wüllerstorff-Urbair at 011-41-43-888-0689 to request a copy of Corumel’s code of ethics. Management believes Corumel’s code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Page - 22

Item 10. Executive Compensation.

Corumel paid no compensation to its named executive officers during its fiscal year ending March 31, 2004.

SUMMARY COMPENSATION TABLE

Long-term compensation

		Annual compensation			Awards	Payouts
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Other annual compen-sation ($) (e)	Restricted stock awards ($) (f)	Securities underlying options/ SARs (#) (g)	LTIP Payouts ($) (h)	All other compen-sation ($) (i)

Baron Bernhard von Wüllerstorff-Urbair CEO and President April 2004 – Present	2002 2003 2004	n/a n/a n/a	n/a n/a n/a	n/a n/a n/a	n/a n/a n/a	n/a n/a n/a	n/a n/a n/a	n/a n/a n/a

Dr. Edwin Meier CFO April 2004 - present	2002 2003 2004	n/a n/a n/a	n/a n/a n/a	n/a n/a n/a	n/a n/a n/a	n/a n/a n/a	n/a n/a n/a	n/a n/a n/a

Bruce P. Young CEO and CFO July 2002 – Mar 2004	2002 2003 2004	n/a nil nil	n/a nil nil	n/a nil nil	n/a nil nil	n/a nil nil	n/a nil nil	n/a nil nil

Since Corumel’s inception, no stock options, stock appreciation rights, or long-term incentive plans have been granted, exercised or repriced.

Currently, there are no arrangements between Corumel and any of its directors or between any of the subsidiaries and any of its directors whereby such directors are compensated for any services provided as directors.

There are no other employment agreements between Corumel or the subsidiaries and any named executive officer, and there are no employment agreements or other compensating plans or arrangements with regard to any named executive officer which provide for specific compensation in the event of resignation, retirement, other termination of employment or from a change of control of Corumel or from a change in a named executive officer’s responsibilities following a change in control.

Indemnification

Corumel’s officers and directors are indemnified as provided by the Nevada Revised Statutes and its bylaws. Under the governing Nevada statutes, director immunity from liability to a company or its shareholders for monetary liabilities applies automatically unless a company’s articles of incorporation specifically limit it. Corumel’s articles of incorporation do not contain any limiting language regarding director immunity from liability, except for the following:

1. a willful failure to deal fairly with Corumel or its shareholders in connection with a matter in which the director has a material conflict of interest;
2. a violation of criminal law (unless the director had reasonable cause to believe that his or her conduct was lawful or no reasonable cause to believe that his or her conduct was unlawful);
3. a transaction from which the director derived an improper personal profit; and
4. willful misconduct.

Corumel’s bylaws provide that Corumel will indemnify its directors and officers to the fullest extent not prohibited by Nevada law; provided, however, that Corumel may modify the extent of such indemnification by individual contracts with its directors and officers; and, provided, further, that Corumel will not be required to indemnify any director or officer in connection with any proceeding (or part thereof) initiated by such person unless:

Page - 23

1. such indemnification is expressly required to be made by law;
2. the proceeding was authorized by Corumel’s Board of Directors;
3. such indemnification is provided by Corumel, in its sole discretion, pursuant to the powers vested us under Nevada law; or;
4. such indemnification is required to be made pursuant to the bylaws.

Corumel’s bylaws provide that Corumel will advance to any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (a “Claim”), by reason of the fact that he is or was a director or officer, of the company, or is or was serving at the request of the company as a director or executive officer of another company, partnership, joint venture, trust or other enterprise, prior to the final disposition of the proceeding, promptly following request therefore, all expenses incurred by any director or officer in connection with such proceeding upon receipt of an undertaking by or on behalf of such person to repay said amounts if it should be determined ultimately that such person is not entitled to be indemnified under Corumel’s bylaws or otherwise.

Corumel’s bylaws provide that no advance will be made by Corumel to an officer of Corumel, except by reason of the fact that such officer is or was a director of Corumel, in which event this paragraph will not apply, in any Claim, if a determination is reasonably and promptly made: (a) by the board of directors by a majority vote of a quorum consisting of directors who were not parties to the proceeding, or (b) if such quorum is not obtainable, or, even if obtainable, a quorum of disinterested directors so directs, by independent legal counsel in a written opinion, that the facts known to the decision-making party at the time such determination is made demonstrate clearly and convincingly that such person acted in bad faith or in a manner that such person did not believe to be in or not opposed to the best interests of the company

Item 11. Security Ownership of Certain Beneficial Holders and Management.

(a)   Security Ownership of Certain Beneficial Owners (more than 5%)

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner [1]	(4) Percent of Class [3]
shares of common stock	PWM AG Sihleggstrasse 23 Wollerau, Switzerland CH 8832	2,910,580	31.4%
[1] The listed beneficial owners have no right to acquire any shares within 60 days of the date of this Form 10-KSB from options, warrants, rights, conversion privileges or similar obligations excepted as otherwise noted.
[2] Based on 9,270,500 shares of common stock issued and outstanding as of July 9, 2004.

(b)   Security Ownership of Management

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner	(4) Percent of Class [1]
shares of common stock	Baron Bernhard von Wüllerstorff-Urbair Im Gässle 6, FL-9490 Vaduz, Liechtenstein	0	0%
shares of common stock	Dr. Edwin Meier Bordackerstr. 62 / Postfach 1208 CH-8610, Uster, Switzerland	0	0%
shares of common stock	Peter Christen Alex. – Schönl-Str. 45 2503, Biel, Switzerland	0	0%
shares of common stock	Directors and Executive Officers (as a group)	0	0%

[1] Based on 9,270,500 shares of common stock issued and outstanding as of July 9, 2004.

Page - 24

(c)   Changes in Control

Corumel is not aware of any arrangement that may result in a change in control of Corumel.

Item 12. Certain Relationships and Related Transactions.

(a)   Relationships with Insiders

No member of management, executive officer or security holder has had any direct or indirect interest in any transaction to which Corumel or its subsidiary was a party to.

(b)   Transactions with Promoters

Corumel’s directors are currently the only promoters of Corumel. None of the directors have received anything of value from Corumel or its subsidiary nor are any of the directors entitled to receive anything of value from Corumel or its subsidiary for services provided as a promoter of Corumel or its subsidiary.

Item 13. Exhibits and Reports on Form 8-K.

(a)   Index to and Description of Exhibits.

Exhibit	Description	Status
Exhibit A	Audited Financial Statements for the period ended March 31, 2004	Included
3.1	Articles of Incorporation filed as an Exhibit to Corumel’s registration statement on Form SB-2 filed on June 20, 2002, and incorporated herein by reference.	Filed
3.2	Bylaws filed as an Exhibit to Corumel’s registration statement on Form SB-2 filed on June 20, 2002, and incorporated herein by reference.	Filed
10.1
Property Acquisition Agreement dated March 28, 2003 between Corumel Minerals Corp. and William A. Howell, filed as an Exhibit to Corumel’s registration statement on Form SB-2 filed on June 20, 2002, and incorporated herein by reference.
Filed
10.2
Transfer of Interest Agreement dated May 29 between Corumel Minerals Corp. and William A. Howell filed as an Exhibit to Corumel’s registration statement on Form SB-2 filed on June 20, 2002, and incorporated herein by reference
Filed
10.3
Amending Agreement dated June 2, 2003 to the Property Acquisition Agreement between, Corumel Minerals Corp. and William A. Howell filed as an Exhibit to Corumel’s registration statement on Form SB-2 filed on June 20, 2002, and incorporated herein by reference
Filed
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included
99.1	Code of Ethics	Included
99.2	Audit Committee Charter	Included
99.3	Disclosure Committee Charter	Included

(b) Reports on Form 8-K.

On April 22, 2004, Corumel filed a Form 8-K disclosing under Item #1 the change in voting control as a result of Tsunami Capital Ltd. acquiring 35% of the voting shares and the change in management and disclosing under Item #5 the change of the board of directors and of management.

There were no other reports on Form 8-K filed by Corumel during the quarter ended March 31, 2004.

Page - 25

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

(1)   Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for Corumel’s audit of annual financial statements and for review of financial statements included in Corumel’s Form 10-QSB’s or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were:
2004 - $0 – Morgan & Company
2003 - $0 – Morgan & Company

(2)   Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Corumel’s financial statements and are not reported in the preceding paragraph were:
2004 - $3,760 – Morgan & Company
2003 - $2,140 – Morgan & Company

(3)   Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were:
2004 - $0 – Morgan & Company
2003 - $0 – Morgan & Company

(4)   All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) above were:
2004 - $0 – Morgan & Company
2003 - $0 – Morgan & Company

(5)   Corumel’s audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6)   The percentage of hours expended on the principal accountant’s engagement to audit Corumel’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was nil %.

Page - 26

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, Corumel has caused this report to be signed on its behalf by the undersigned duly authorized person.

CORUMEL MINERALS CORP.

                       by:    /s/ Baron Bernhard von Wüllerstorff-Urbair
       Name:    Baron Bernhard von Wüllerstorff-Urbair
       Title:   Director and CEO
       Dated:   July 12, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Corumel and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date
/s/ Baron Bernhard von Wüllerstorff-Urbair	President, Principal Executive Officer, Chief Executive Officer and a member of the Board of Directors	July 12, 2004

/s/ Dr. Edwin Meier	Treasurer, Principal Financial Officer, Chief Financial Officer and a member of the Board of Directors	July 12, 2004

/s/ Peter Christen	Secretary and a member of the Board of Directors	July 12, 2004

Page - 27

Exhibit 31

Page - 28

CORUMEL MINERALS CORP
.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Baron Bernhard von Wüllerstorff-Urbair, certify that:

1.   I have reviewed this annual report on Form 10-KSB of Corumel Minerals Corp.;

2.   Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.   Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.   The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)   presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.   The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 12, 2004

/s/ Baron Bernhard von Wüllerstorff-Urbair
Baron Bernhard von Wüllerstorff-Urbair
Chief Executive Officer

Page - 29

CORUMEL MINERALS CORP
.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Dr. Edwin Meier, certify that:

1.   I have reviewed this annual report on Form 10-KSB of Corumel Minerals Corp.;

2.   Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.   Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.   The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)   presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.   The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 12, 2004

/s/ Dr. Edwin Meier
Dr. Edwin Meier
Chief Financial Officer

Page - 30

Exhibit 32

Page - 31

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Corumel Minerals Corp. (“Corumel”) on Form 10-KSB for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Baron Bernhard von Wüllerstorff-Urbair, President and Chief Executive Officer of Corumel and a member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of the Company.

/s/ Baron Bernhard von Wüllerstorff-Urbair
Baron Bernhard von Wüllerstorff-Urbair
Chief Executive Officer

July 12, 2004

Page - 32

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Corumel Minerals Corp. (“Corumel”) on Form 10-KSB for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Dr. Edwin Meier, Treasurer, and Chief Financial Officer of Corumel and a member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of the Company.

/s/ Dr. Edwin Meier
Dr. Edwin Meier
Chief Financial Officer

July 12, 2004

Page - 33

Exhibit 99.1

Page - 34

Corumel Minerals Corp.

Code of Ethics

Overview

Corumel has adopted a code of ethics (the “Code”) that is applicable to every officer, director, employee and consultant of the company and its affiliates (collectively the “Employee” or “Employees”). The Code reaffirms the high standards of business conduct required of all Employees. The Code is part of Corumel’s continuing efforts to (1) ensure that it complies with all applicable laws, (2) have an effective program in place to prevent and detect violations of law, and (3) educate and train its Employees to be aware and understand ethical business practices. In most circumstances, the Code sets standards that are higher than the law requires.

Corumel has also adopted eight corporate values: Focus, Respect, Excellence, Accountability, Teamwork, Integrity, Open Communications and Positive Attitude. See Schedule “A” for a statement on each value. The values have been adopted to provide a framework for all Employees in conducting themselves in their jobs. These values are not intended to substitute for the Code, but will serve as guidelines in helping the Employees to conduct Corumel’s business in accordance with the Code.

The Code is not intended to cover every possible situation in which an Employee may find himself or herself. It is meant to give each Employee the boundaries within which Corumel expects each Employee to conduct himself or herself while representing Corumel. An Employee may find himself or herself in a situation where there is no clear guidance given by the Code. If that occurs, return to the objective stated below: common sense, good judgment, high ethical standards and integrity, and refer to Corumel ‘s values. In addition, there are many resources upon which an Employee may rely, including the President and other Corumel officers and management. Together all Employees can continue to make Corumel a company that sets a standard for managing mineral exploration companies.

Objective

One of Corumel’s objectives is to conduct all business operations in the utmost ethical manner utilizing common sense, good judgment, high ethical standards and integrity. Corumel cares about its Employees, shareholders, clients, suppliers, and the communities in which it conducts its business operations. In the course of meeting its business objectives, Corumel considers it essential that all Employees understand and comply with the Code and therefore share and participate in Corumel’s way of conducting business.

Standard of Conduct

Corumel insists that all aspects of its business operations are conducted with honesty, integrity and fairness, and with respect for the interests of those affected by its business and activities. Corumel also expects the same in its relationships with all those with whom it does business.

Each Employee must maintain and foster integrity and honesty in all dealings with clients and all business transactions. Each Employee must commit to act according to the highest ethical standards and is expected to apply ethical business practices in administrative and financial aspects of the business operations of Corumel.

Page - 35

No code of conduct can hope to lay down appropriate behavior for every situation, nor should it seek to do so. Each Employee is required to make a careful and considered judgment of what is right and proper in any particular situation.

It is the obligation of every Employee in conducting the business operations of Corumel to be responsible, honest, trustworthy, conscientious, and dedicated to the highest standards of ethical business practices. Accordingly, all Employees are required to avoid not only impropriety, but also the appearance of impropriety in conducting the business operations of Corumel.

Obeying the Law

All Employees of Corumel are required to comply with (1) the letter and the spirit of laws and regulations of the countries in which Corumel conducts business operations, (2) the accepted business practices in commercial markets, and (3) any contractual terms and conditions applicable to any business transaction.

It is expected that each Employee will use common sense, good judgment, high ethical standards and integrity in all the Employee’s business dealings.

Each Employee must commit to know and abide by all applicable laws and regulations. Employees are expected to be familiar with the Code as it applies to their duties. Each Employee is required to follow and to comply with the Code. A refusal by any Employee to agree to be bound by the Code will be grounds for discipline up to and including dismissal.

A breach of any law, regulation or ethical standard by any Employee will not be justified by the pursuit of profit or the departure from acceptable practice by competitors.

Enforcement of Code

The Code will be enforced at all levels fairly and without prejudice. Any breach of any standard of the Code may result in disciplinary action, up to and including termination.

Baron Bernhard von Wüllerstorff-Urbair, Corumel’s CEO, has been appointed as Compliance Officer of Corumel, responsible for overseeing compliance with, and enforcement of, the Code. Dr. Edwin Meier, Corumel’s CFO, has been appointed as Assistant Compliance Officer. If an Employee encounters a situation that the Employee is not able to resolve by reference to the Code, the Employee should ask for help from the Compliance Officer or the Assistant Compliance Officer if they need assistance in understanding or interpreting any part of the Code.

Any Employee who, in good faith, has reason to believe any operation or activity of Corumel is in violation of the law or of the Code must call the matter to the attention of the Compliance Officer. See Schedule “B” for a non-exhaustive list of reportable violations.

Page - 36

If the Employee has reason to believe that it would be inappropriate to report the operation or activity to the Compliance Officer, the Employee should report it to the Assistant Compliance Officer. All reports will be reviewed and investigated and as necessary under the circumstances, and the reporting Employee should provide sufficient information to enable a complete investigation to be undertaken.
Any Employee who makes an allegation in good faith reasonably believing that a person has violated the law or the Code will be protected against retaliation.

Violations of the law or the Code will subject Employees to disciplinary action, up to and including termination of employment. In addition, Employees involved may subject themselves and Corumel to severe penalties, including fines and possible imprisonment. Compliance with the law and high ethical standards in the conduct of Corumel’s business should be a top priority for each Employee.

Insider Trading, Securities Compliance and Public Statements

Securities laws prohibit anyone who is in possession of material, non-public information (“Insider Information”) about a company from purchasing or selling stock of that company, or communicating the information to others. Information is considered “material” if a reasonable investor would consider it to be important in making a decision to buy or sell that stock. Some examples include financial results and projections, new products, acquisitions, major new contracts or alliances prior to the time that they are publicly announced. Employees who become aware of such Inside Information about Corumel must refrain from trading in the shares of Corumel until the Inside Information is publicly announced.

Employees must also refrain from disclosing the insider Information to persons who do not have a need to know, whether they are inside Corumel or outside, such as spouses, relatives or friends.

Corumel makes regular formal disclosures of its financial performance and results of operations to the investment community. Corumel also regularly issues press releases. Other than those public statements, which go through official channels, Employees are prohibited from communicating outside Corumel about Corumel’s business, financial performance or future prospects. Such communications include questions from securities analysts, reporters or other news media, but also include seemingly innocent discussions with family, friends, neighbors or acquaintances.

Financial Reporting

Corumel is required to maintain a variety of records for purposes of reporting to the government. Corumel requires all Employees to maintain full compliance with applicable laws and regulations requiring that its books of account and records be accurately maintained. Specifics of these requirements are available from the Compliance Officer.

Accuracy of Records

Corumel’s accounting records and supporting documents must accurately describe and reflect the nature and result of Corumel’s business operations. All activities and results of Corumel’s business operations must be presented in a fair and balanced manner.

All business transactions must be properly authorized as well as completely and accurately recorded on Corumel’s books. Procedures for doing so must comply with Corumel’s financial policy and follow Corumel’s policy for authorization and documentation, as well as follow generally accepted accounting practices. Budget proposals and other financial evaluations and forecasts must fairly represent all information relevant to the business transaction. In addition, no unrecorded cash funds or other asset accounts will be established or maintained for any purpose. Misapplication or improper use of corporate or property or false entry to records by any Employee or by others must be reported to Corumel’s Board of Directors.

Page - 37

Record Keeping and Retention

To help maintain the integrity of Corumel’s record-keeping and reporting systems, each Employee must know his or her area’s records retention procedures, including how data is stored and retrieved. It is that person’s responsibility to know how to document and transact any entries or records that he or she is responsible for. All Employees are expected to comply fully and accurately with all audits, including responding in a timely fashion to requests for records or other material from or on behalf of Corumel’s auditors or management.

Communicating Accurate and Timely Information

In all interactions and communications, whether with shareholders, the public, clients, government agencies, or others inside or outside of Corumel, each Employee is expected to be truthful and forthright. This includes making accurate statements, not misrepresentations or statements intended to mislead or misinform; and responding promptly, accurately, and with full disclosure to requests from governmental agencies for information or documents.

Confidentiality

Employees must respect the confidentiality of information received in the course of business dealings and must never use such information for personal gain. Information given by Employees in the course of business dealings must be true and fair and never designed to mislead.

Confidential information can only be revealed upon written authorization of management.

Employees must not use or disclose Corumel’s trade secrets, proprietary, or confidential information, or any other confidential information gained in the performance of Corumel as a means of making private profit, gain or benefit.

Employees must not use Internet bulletin boards or chat rooms to discuss matters or opinions related to Corumel or any of its industries, or to respond to comments about Corumel. In today’s electronic age, posting information on Internet bulletin boards or even communicating in chat rooms is the same as “speaking to the media”.

Environmental, Health and Safety

Corumel is committed to running its business in an environmentally sound and sustainable manner. Corumel’s objective is to ensure that its business operations have the minimum adverse environmental impact commensurate with the legitimate needs of its business operations.

Corumel is committed to protecting the health and safety of its Employees, as well as the environment in general. Corumel expects employees to obey all laws and regulations designed to protect the environment, and the health and safety of all Employees, and to obtain and fully observe all permits necessary to do business.

Page - 38

Mineral exploration is a dangerous business. At the very least, all Employees should be familiar with and comply with safety regulations applicable to their work areas. Corumel will make, to the extent possible, reasonable accommodations for the known physical or mental limitations of its Employees. Employees who require an accommodation should contact the Compliance Officer. Corumel will then engage in an interactive process to determine what reasonable accommodations may exist.

Declaration of Interest

Each Employee is expected to avoid any activity, investment or association that interferes with the independent exercise of his or her judgment in Corumel’s best interests (“Conflicts of Interest”). Conflicts of Interest can arise in many situations and occur most often in cases where the Employee or the Employee’s family obtains some personal benefit at the expense of Corumel’s best interests.

No Employee, or any member of Employee’s immediate family, is allowed to accept money, gifts of other than nominal value, unusual entertainment, loans, or any other preferential treatment from any customer or supplier of Corumel where any obligation may be incurred or implied on the giver or the receiver or where the intent is to prejudice the recipient in favor of the provider. Likewise, no Employee is allowed to give money, gifts of other than nominal value, unusual entertainment or preferential treatment to any customer or supplier of Corumel, or any employee or family members thereof, where any obligation might be incurred or implied, or where the intent is to prejudice the recipient in favor of Corumel. No Employee is allowed to solicit or accept kickbacks, whether in the form of money, goods, services or otherwise, as a means of influencing or rewarding any decision or action taken by a foreign or domestic vendor, customer, business partner, government employee or other person whose position may affect Corumel’s business.

No Employee will use Corumel’s property, services, equipment or business for personal gain or benefit.

Each Employee is required to reveal any personal interest that may impinge or might reasonably be deemed by others to impinge on the Employee’s business dealings with any industry partners of Corumel.
Employees may not: (1) act on behalf of, or own a substantial interest in, any company or firm that does business, or competes, with Corumel; (2) conduct business on behalf of Corumel with any company or firm in which the Employee or a family member has a substantial interest or affiliation. Exceptions require advance written approval from Corumel’s Board of Directors.

Employees should not create the appearance that they are personally benefiting in any outside endeavor as a result of their employment by Corumel, or that Corumel is benefiting by reason of their outside interests. Any Employee who is not sure whether a proposed action would present a conflict of interest or appear unethical should consult with the Compliance Officer.

Corumel expects its Employees to avoid (1) personal activities and financial interests that could conflict with their responsibilities and obligations and (2) giving assistance to competitors, which could be in conflict with the interests of Corumel or its clients. All Employees are required to seek the consent of Corumel management if they intend to become partners or shareholders in companies outside Corumel’s corporate structure.

Page - 39

Fair Competition

Corumel’s policy is to comply fully with competition and antitrust laws throughout the world. Corumel is committed to vigorous yet fair competition and supports the development of appropriate competition laws. Each Employee must avoid any business arrangement that might prevent the effective operation of fair competition. It is advised that each Employee consult with the Compliance Officer before attending a meeting with a party who may be viewed as a competitor.

International Trade

Corumel must comply with a variety of laws around the world regarding its activities. In some cases, the law prohibits the disclosure of information, whether the disclosure occurs within the U.S. or elsewhere, and whether or not the disclosure is in writing.

U.S. law and the Code prohibits giving, offering, or promising anything of value to any public official in the U.S. or any foreign country to influence any official act, or to cause an official to commit or omit any act in violation of his or her lawful duty. The Foreign Corrupt Practices Act precludes payments to non-U.S. government officials for the purpose of obtaining or retaining business, even if the payment is customary in that country. This law applies anywhere in the world to U.S. citizens, nationals, residents, businesses or employees of U.S. businesses. Because Corumel is a U.S. company, this law applies to Corumel and all of its subsidiaries. Any questions on this policy should be directed to the Compliance Officer.

Government Relations

Corumel is prohibited by law from making any contributions or expenditures in connection with any U.S. national election. This includes virtually any activity that furnishes something of value to an election campaign for a federal office. Use of Corumel’s name in supporting any political position or ballot measure, or in seeking the assistance of any elected representative, requires the specific approval of the President of Corumel. Political contributions or expenditures are not to be made out of Corumel’s funds in any foreign country, even if permitted by local law, without the consent of the President of Corumel.

Vendors, Contractors, Consultants and Temporary Workers

Vendors, contractors, consultants or temporary workers who are acting on Corumel’s behalf, or are on Corumel’s property, are expected to follow the law, the Code, and honor Corumel’s values. Violations will subject the person or firm to sanctions up to and including loss of the contract, the contracting or consulting agreement, or the discharge from temporary assignment.

Compliance with the Code

It is the responsibility of Corumel’s Board of Directors to ensure that the standards embodied in the Code are communicated to, understood and observed by all Employees. Corumel’s Board of Directors will not criticize management for any loss of business resulting from adherence to the Code. Equally, Corumel’s Board of Directors undertakes that no Employee will suffer as a consequence of bringing to their attention, or that of senior management, a breach or suspected breach of the Code.

Page - 40

The standards set out in the Code directly reflects Corumel’s high ethical standards. Corumel expects and requires each and every Employee, as a representative of Corumel, to fulfill Corumel’s ethical commitment in a way that is visible to the outside world with which Corumel conducts its business operations.

Each Employee is responsible for complying with the standards set out in the Code and must ensure that their personal conduct is above reproach.

Each Employee has an obligation to assure that the conduct of others around him or her complies with the Code.

All Employees have a legal, moral, and ethical duty to report to Corumel’s Board of Directors and the appropriate authorities any known or suspected violations of law, regulations or corporate policy, including the Code.

Breaches of law, regulations and the standards of conduct listed above may lead to serious consequences for the Employee concerned.

Annual Acknowledgement

Each Employee will be required to sign a statement annually that he or she has read and understands Corumel’s Code of Ethics. This statement will also require that the Employee state that he or she is in full compliance with the Code. The form of statement is attached as Schedule “C”.

Page - 41

Schedule “A”
VALUES
FOCUS: We exist only because we are in the mining business.

RESPECT: We value all people, treating them with dignity at all times.

EXCELLENCE: We strive for “Best in Class” in everything we do.

ACCOUNTABILITY: We do what we say we will do and expect the same from others.

TEAMWORK: We believe that cooperative action produces superior results.

INTEGRITY: We are honest with each other, our customers, our partners, our shareholders and ourselves

OPEN COMMUNICATION: We share information, ask for feedback, acknowledge good work, and encourage diverse ideas.

POSITIVE ATTITUDE: We work hard, are rewarded for it, and maintain a positive attitude with a good sense of perspective, humor and enthusiasm.

Page - 42

Schedule “B”
Reportable Violations - Anonymous Reporting Program

Accounting Error
Accounting Omissions
Accounting Misrepresentations
Auditing Matters
Compliance/Regulation Violations
Corporate Scandal
Domestic Violence
Discrimination
Embezzlement
Environmental Damage
Ethics Violation
Fraud
Harassment
Industrial Accidents
Misconduct
Mistreatment
Poor Customer Service
Poor Housekeeping
Sabotage
Securities Violation
Sexual Harassment
Substance Abuse
Theft
Threat of Violence
Unfair Labor Practice
Unsafe Working Conditions
Vandalism
Waste
Waste of Time and Resources
Workplace Violence

Page - 43

Schedule “C”

Acknowledgement and Certification Statement

I acknowledge and certify that I have read and understand the information set forth in the Code of Ethics of Corumel Minerals Corp. and will comply with these principles in my daily work activities. I am not aware of any violation of the standards of Corumel’s Code of Ethics.

Date: ___________________________________________________________________________________________________

Name (print): ____________________________________________________________________________________________

Position: ________________________________________________________________________________________________

Address: ________________________________________________________________________________________________

Signature: _______________________________________________________________________________________________

Page - 44

Exhibit 99.2

Page - 45

Corumel Minerals Corp.

AUDIT COMMITTEE CHARTER

Committee Role

The committee’s role is to act on behalf of the Board of Directors and oversee all material aspects of Corumel’s reporting, control, and audit functions, except those specifically related to the responsibilities of another standing committee of the Board of Directors. The audit committee’s role includes a particular focus on the qualitative aspects of financial reporting to shareholders and on Corumel’s processes for the management of business/financial risk and for compliance with significant applicable legal, ethical, and regulatory requirements.

In addition, the committee responsible for: (1) selection and oversight of Corumel’s independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by Corumel’s employees of concerns regarding accounting and auditing matters; (4) establishing internal financial controls; (5) engaging outside advisors; and, (6) funding for the outside auditor and any outside advisors engagement by the audit committee.

The role also includes coordination with other board committees and maintenance of strong, positive working relationships with management, external and internal auditors, counsel, and other committee advisors.

Committee Membership

The committee will consist of the entire Board of Directors. The committee will have access to its own counsel and other advisors at the committee’s sole discretion.

Committee Operating Principles

The committee will fulfill its responsibilities within the context of the following overriding principles:

1.Communications - The chairperson and others on the committee will, to the extent appropriate, have contact throughout the year with senior management, other committee chairpersons, and other key committee advisors, external and internal auditors, etc., as applicable, to strengthen the committee’s knowledge of relevant current and prospective business issues.

2.Committee Education/Orientation - The committee, with management, will develop and participate in a process for review of important financial and operating topics that present potential significant risk to Corumel. Additionally, individual committee members are encouraged to participate in relevant and appropriate self-study education to assure understanding of the business and environment in which Corumel operates.

3.Annual Plan - The committee, with input from management and other key committee advisors, will develop an annual plan responsive to the “primary committee responsibilities” detailed herein. The annual plan will be reviewed and approved by the Board of Directors.

Page - 46

4.Meeting Agenda - Committee meeting agendas will be the responsibility of the committee chairperson, with input from committee members. It is expected that the chairperson would also ask for management and key committee advisors, and perhaps others, to participate in this process.

5.Committee Expectations and Information Needs - The committee will communicate committee expectations and the nature, timing, and extent of committee information needs to management, internal audit, and external parties, including external auditors. Written materials, including key performance indicators and measures related to key business and financial risks will be received from management, auditors, and others at least one week in advance of meeting dates. Meeting conduct will assume members of the Board of Directors have reviewed written materials in sufficient depth to participate in committee/board dialogue.

6.External Resources -The committee will be authorized to access internal and external resources, as the committee requires, to carry out its responsibilities.

7.Committee Meeting Attendees - The committee will request members of management, counsel, internal audit, and external auditors, as applicable, to participate in committee meetings, as necessary, to carry out the committee responsibilities. Periodically and at least annually, the committee will meet in private session with only the committee members. It will be understood that either internal or external auditors, or counsel, may, at any time, request a meeting with the audit committee or committee chairperson with or without management attendance. In any case, the committee will meet in executive session separately with internal and external auditors, at least annually.

8.Reporting to the Board of Directors - The committee, through the committee chairperson, will report periodically, as deemed necessary, but at least semi-annually, to the Board of Directors. In addition, summarized minutes from committee meetings, separately identifying monitoring activities from approvals, will be available to each board member at least one week prior to the subsequent Board of Directors’ meeting.

9.Committee Self Assessment - The committee will review, discuss, and assess its own performance as well as the committee role and responsibilities, seeking input from senior management, the Board of Directors, and others. Changes in role and/or responsibilities, if any, will be recommended to the Board of Directors for approval.

Meeting Frequency

The committee will meet at least three times quarterly. Additional meetings will be scheduled as considered necessary by the committee or chairperson.

Reporting to Shareholders

The committee will make available to shareholders a summary report on the scope of its activities. This may be identical to the report that appears in Corumel’s annual report.

Page - 47

Committee’s Relationship with External and Internal Auditors

1. The external auditors, in their capacity as independent public accountants, will be responsible to the Board of Directors and the audit committee as representatives of the shareholders.

2. As the external auditors review financial reports, they will be reporting to the audit committee. They will report all relevant issues to the committee responsive to agreed-on committee expectations. In executing its oversight role, the Board of Directors or committee should review the work of external auditors.

3. The committee will annually review the performance (effectiveness, objectivity, and independence) of the external and internal auditors. The committee will ensure receipt of a formal written statement from the external auditors consistent with standards set by the Independent Standards Board and the Securities and Exchange Commission. Additionally, the committee will discuss with the auditor relationships or services that may affect auditor objectivity or independence. If the committee is not satisfied with the auditors’ assurances of independence, it will take or recommend to the Board of Directors appropriate action to ensure the independence of the external auditor.

4. The internal audit function will be responsible to the Board of Directors through the committee.

5. If either the internal or the external auditors identify significant issues relative to the overall board responsibility that have been communicated to management but, in their judgment, have not been adequately addressed, they should communicate these issues to the committee chairperson.

6. Changes in the directors of internal audit or corporate compliance will be subject to committee approval.

Primary Committee Responsibilities
Monitor Financial Reporting and Risk Control Related Matters

The committee should review and assess:

1.Risk Management – Corumel’s business risk management process, including the adequacy of Corumel’s overall control environment and controls in selected areas representing significant financial and business risk.

2.Annual Reports and Other Major Regulatory Filings - All major financial reports in advance of filings or distribution.

3.Internal Controls and Regulatory Compliance – Corumel’s system of internal controls for detecting accounting and reporting financial errors, fraud and defalcations, legal violations, and noncompliance with the corporate code of conduct.

4.Internal Audit Responsibilities - The annual audit plan and the process used to develop the plan. Status of activities, significant findings, recommendations, and management’s response.

Page - 48

5.Regulatory Examinations – Securities and Exchange Commission inquiries and the results of examinations by other regulatory authorities in terms of important findings, recommendations, and management’s response.

6.External Audit Responsibilities - Auditor independence and the overall scope and focus of the annual/interim audit, including the scope and level of involvement with unaudited quarterly or other interim-period information.

7.Financial Reporting and Controls - Key financial statement issues and risks, their impact or potential effect on reported financial information, the processes used by management to address such matters, related auditor views, and the basis for audit conclusions. Important conclusions on interim and/or year-end audit work in advance of the public release of financials.

8.Auditor Recommendations - Important internal and external auditor recommendations on financial reporting, controls, other matters, and management’s response. The views of management and auditors on the overall quality of annual and interim financial reporting.

The committee should review, assess, and approve:
  the code of ethical conduct,
  changes in important accounting principles and the application thereof in both interim and annual financial reports, significant conflicts of interest and related-party transactions, external auditor performance and changes in external audit firm (subject to ratification by the Board of Directors), internal auditor performance and changes in internal audit leadership and/or key financial management, procedures for whistle blowers,
  pre-approve allowable services to be provided by the auditor, and retention of complaints.

Page - 49

Exhibit 99.3

Page - 50

Corumel Minerals Corp.

DISCLOSURE COMMITTEE CHARTER
Disclosure Policy

All financial disclosures made by Corumel to its security holders or the investment community should (i) be accurate, complete and timely, (ii) present fairly, in all material respects, Corumel’s financial condition, results of operations and cash flows, and (iii) meet any other legal, regulatory or stock exchange requirements.

Committee Purpose

Corumel’s Disclosure Committee (the “Committee”) will assist Corumel’s officers and directors (collectively, the “Senior Officers”) fulfilling Corumel’s and their responsibilities regarding (i) the identification and disclosure of material information about Corumel and (ii) the accuracy, completeness and timeliness of Corumel’s financial reports.

Responsibilities

Subject to the supervision and oversight of Senior Officers, the Committee will be responsible for the following tasks:

•   Review and, as necessary, help revise Corumel’s controls and other procedures (“Disclosure Controls and Procedures”) to ensure that (i) information required by Corumel to be disclosed to the Securities and Exchange Commission (the “SEC”), and other written information that Corumel will disclose to the public is recorded, processed, summarized and reported accurately and on a timely basis, and (ii) such information is accumulated and communicated to management, including the Senior Officers, as appropriate to allow timely decisions regarding required disclosure.

•   Assist in documenting, and monitoring the integrity and evaluating the effectiveness of, the Disclosure Controls and Procedures.

•   Review Corumel’s (i) annual report on Form 10-KSB, quarterly reports on Form 10-QSB, and current reports on Form 8-K, proxy statement, material registration statements, and any other information filed with the SEC (collectively, the “Reports”), (ii) press releases containing financial information, earnings guidance, forward-looking statements, information about material transactions, or other information material to Corumel’s shareholders, (iii) correspondence broadly disseminated to shareholders, and (iv) other relevant communications or presentations (collectively, the “Disclosure Statements”).

•  Discuss information relative to the Committee’s responsibilities and proceedings, including (i) the preparation of the Disclosure Statements and (ii) the evaluation of the effectiveness of the Disclosure Controls and Procedures.

Page - 51

Other Responsibilities

The Committee will have such other responsibilities, consistent with the Committee’s purpose, as any Senior Officer may assign to it from time to time.

Disclosure Control Considerations

The Committee will base the review and revision of the Disclosure Controls and Procedures on the following factors:

• Control Environment: The directives of the Board of Directors and the Audit Committee; the integrity and ethical values of Corumel’s officers and employees, including the “tone at the top”; Corumel’s Code of Ethics; and the philosophy and operating style of management, including how employees are organized and how authority is delegated.

• Risk Assessment: The identification and analysis of relevant risks to achieving the goal of accurate and timely disclosure, forming a basis for determining how the risks should be managed.

• Control Activities: The procedures to ensure that necessary actions are taken to address and handle risks to achievement of objectives.

• Information and Communication: The accumulation, delivery and communication of financial information throughout (i.e., up, down and across) the organization.

• Monitoring: The assessment of the quality of the financial reporting systems over time through ongoing monitoring and separate evaluations, including through regular management supervision and reporting of deficiencies upstream.
Organization

The members of the Committee will be comprised of Corumel’s officers and directors.

The Committee may designate two or more individuals, at least one of whom will be knowledgeable about financial reporting and another about law, who can, acting together, review Disclosure Statements when time does not permit full Committee review.

The Senior Officers at their option may, at any time and from time to time, assume any or all of the responsibilities of the Disclosure Committee identified in this Charter, including, for example, approving Disclosure Statements when time does not permit the full Committee (or the designated individuals) to meet or act.

Chair

The Chief Financial Officer of Corumel will act as the Chair of the Committee (unless and until another member of the Committee will be so appointed by any Senior Officer).

Page - 52

Meetings and Procedures

The Committee will meet or act as frequently and as formally or informally as circumstances dictate to (i) ensure the accuracy, completeness and timeliness of the Disclosure Statements and (ii) evaluate the Disclosure Controls and Procedures and determine whether any changes to the Disclosure Controls and Procedures are necessary or advisable in connection with the preparation of the Reports or other Disclosure Statements, taking into account developments since the most recent evaluation, including material changes in Corumel’s organization and business objectives and any material change in economic or industry conditions.

The Committee will adopt, whether formally or informally, such procedures as it deems necessary to facilitate the fulfillment of its responsibilities.

Full Access

The Committee will have full access to all of Corumel’s books, records, assets, facilities and personnel, including the internal auditors, in connection with fulfilling its responsibilities.

Charter Review

The Committee will review and assess this Charter annually and recommend any proposed changes to the Senior Officers for approval.

Interpretation

Any questions of interpretation regarding this Charter, or the Committee’s responsibilities or procedures, will be determined initially by the Chair and, to the extent necessary, ultimately by the Senior Officers.

Page - 53

CORUMEL MINERALS CORP.
(An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

AS AT MARCH 31, 2004 AND 2003, AND FOR THE YEAR ENDED MARCH 31, 2004,
AND FOR THE PERIOD FROM JULY 23, 2002 (DATE OF INCEPTION)
TO MARCH 31, 2003,
AND FOR THE CUMULATIVE PERIOD FROM
JULY 23, 2002 (DATE OF INCEPTION) TO MARCH 31, 2004
(Stated in U.S. Dollars)

Page - 54

INDEPENDENT AUDITORS’ REPORT

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Page - 55

INDEPENDENT AUDITORS' REPORT

To the Stockholders of
Corumel Minerals Corp.
(An exploration stage company)

We have audited the consolidated balance sheets of Corumel Minerals Corp. (an exploration stage company) as at March 31, 2004 and 2003, and the consolidated statements of operations, stockholders’ equity, and cash flows for the year ended March 31, 2004, for the period from July 23, 2002 (date of inception) to March 31, 2003, and for the cumulative period from July 23, 2002 (date of inception) to March 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at March 31, 2004 and 2003, and the results of its operations and cash flows for the periods indicated in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in to Note 4 to the financial statements, the Company incurred a net loss of $91,590 since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfill its exploration activities. These factors raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada                                               “Morgan & Company”
June 15, 2004                                                                                Chartered Accountants

Page - 56

CORUMEL MINERALS CORP.
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	MARCH 31
	2004	2003

ASSETS

Current
Cash	$8,503	$94,385

LIABILITIES

Current
Accounts payable and accrued liabilities	$1,956	$1,572

STOCKHOLDERS’ EQUITY

Share Capital
Authorized:
90,000,000 common shares with a par value of $0.001 per share
10,000,000 preferred shares with a par value of $0.001 per share

Issued and outstanding:
9,270,500 common shares	9,271	9,271

Additional paid-in capital	88,866	88,866

Deficit Accumulated During The Exploration Stage	(91,590)	(5,324)

	6,547	92,813

	$8,503	$94,385

The accompanying notes are an integral part of these consolidated financial statements

Page - 57

CORUMEL MINERALS CORP.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

			CUMULATIVE
		PERIOD FROM	PERIOD FROM
		INCEPTION	INCEPTION
	YEAR	JULY 23	JULY 23
	ENDED	2002 TO	2002 TO
	MARCH 31	MARCH 31	MARCH 31
	2004	2003	2004

Expenses
Commission	$-	$420	$420
Exploration expense	10,260	3,218	13,478
Office and sundry	19,146	238	19,384
Professional fees	56,860	1,448	58,308

Net Loss For The Period	$86,266	$5,324	$91,590

Basic And Diluted Loss Per Share	$(0.01)	$(0.01)

Weighted Average Number Of Shares Outstanding	9,270,500	8,597,303

The accompanying notes are an integral part of these consolidated financial statements

Page - 58

CORUMEL MINERALS CORP.
(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED MARCH 31, 2004,
AND FOR THE PERIOD FROM JULY 23, 2002 (DATE OF INCEPTION)
TO MARCH 31, 2003
(Stated in U.S. Dollars)

	COMMON STOCK
				DEFICIT
	NUMBER			ACCUMULATED
	OF		ADDITIONAL	DURING THE
	COMMON	PAR	PAID-IN	EXPLORATION
	SHARES	VALUE	CAPITAL	STAGE	TOTAL

July 23, 2002 - Shares issued for cash at $0.01	5,500,000	$5,500	$49,500	$-	$55,000
August 15, 2002 – Shares issued for cash at $0.01	3,760,000	3,760	33,840	-	37,600
February 28, 2003 – Shares issued for cash at $0.50	10,500	11	5,526	-	5,537
Net loss for the period from July 23, 2002 (date of inception) to March 31, 2003	-	-	-	(5,324)	(5,324)

Balance, March 31, 2003	9,270,500	9,271	88,866	(5,324)	92,813

Net loss for the year ended March 31, 2004	-	-	-	(86,266)	(86,266)

Balance, March 31, 2004	9,270,500	$9,271	$88,866	$(91,590)	$6,547

The accompanying notes are an integral part of these consolidated financial statements

Page - 59

CORUMEL MINERALS CORP.
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

			CUMULATIVE
		PERIOD FROM	PERIOD FROM
		INCEPTION	INCEPTION
	YEAR	JULY 23	JULY 23
	ENDED	2002 TO	2002 TO
	MARCH 31	MARCH 31	MARCH 31
	2004	2003	2004

Cash Flows From Operating Activities
Net loss for the period	$(86,266)	$(5,324)	$(91,590)

Adjustments To Reconcile Net Loss To Net Cash Used In Operating Activities

Changes In Operating Activities
Increase in accounts payable	384	-	1,956
Increase in loan receivable	-	1,572	-

Net Cash Used In Operating Activities	(85,882)	(3,752)	(89,634)

Cash Flows From Financing Activity
Issuance of common stock	-	98,137	98,137

Increase (Decrease) In Cash	(85,882)	94,385	8,503

Cash, Beginning Of Period	94,385	-	-

Cash, End Of Period	$8,503	$94,385	$8,503

The accompanying notes are an integral part of these consolidated financial statements

Page - 60

CORUMEL MINERALS CORP.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004 AND 2003
(Stated in U.S. Dollars)

1.   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Corumel Minerals Corp. (the “Company”) was incorporated on July 23, 2002, under the laws of the State of Nevada. The Company’s principal executive offices are in Vancouver, British Columbia, Canada.

On May 23, 2003, the Company acquired all of the issued and outstanding shares of CMC Exploration Corp. (“CMC”), a British Columbia company.

Exploration Stage Activities

The Company has been in the gold, silver and other mineral exploration business since its formation. The Company has not commenced significant operations and is considered an exploration stage company.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany balances and transactions have been eliminated.

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, contingent liabilities, revenues and expenses at the date and for the periods that the financial statements are prepared. Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the balance sheet and statements of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. At March 31, 2004 and 2003, the Company had no cash equivalents.

Concentration of Credit Risk

The Company’s cash account is the only financial instrument that potentially subjects the Company to a concentration of credit risk. The Company limits the amount of credit exposure by maintaining its cash account with a Canadian chartered bank that carries Canadian deposit insurance of approximately $43,000 (CDN$60,000).

Page - 61

CORUMEL MINERALS CORP.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004 AND 2003
(Stated in U.S. Dollars)

1.   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

Gold, silver or other mineral sales will be recognized when title passes to the purchaser and delivery occurs.

Fair Value of Financial Instruments

The carrying values reflected in the consolidated balance sheets for cash and accounts payable approximate their fair values because of the short term nature of these instruments.

Mineral Property Payments and Exploration Costs

The Company expenses all costs related to the acquisition, maintenance and exploration of mineral claims in which it has secured exploration rights prior to establishment of proven and probable reserves. To date, the Company has not established the commercial feasibility of its exploration prospects, therefore, all costs are being expensed.

Income Taxes

Income tax expense is based on pre-tax financial accounting income. The Company will recognize deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and the laws that are expected to be in effect when the differences are expected to be recovered. The Company will provide a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not. At March 31, 2004 and 2003, the Company did not have any timing differences.

Basic and Diluted Net Loss Per Common Share

Basic loss per share includes no dilution and is computed by dividing net loss by the weighted average number of outstanding common shares during the year. Diluted earnings per share reflect the potential dilution of securities that would occur if securities or other contracts (such as stock options and warrants) to issue common stock were exercised or converted into common stock. The Company had no outstanding options or warrants at March 31, 2004 and 2003.

Segment Reporting

The Company is centrally managed and operates in one business segment.

Page - 62

CORUMEL MINERALS CORP.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004 AND 2003
(Stated in U.S. Dollars)

1.   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Research Expenditures

Research expenditures are expensed in the year incurred. The Company had no research expenditures for the year ended March 31, 2004, and the period from July 23, 2002 (date of inception) to March 31, 2003.

Reclamation and Abandonment Costs

The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 143 (“SFAS 143”) – “Accounting for Asset Retirement Obligations” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement establishes a uniform methodology for accounting for estimated reclamation and abandonment costs whereby reclamation and closure costs including site rehabilitation will be recorded at the estimated present value of reclamation liabilities and will increase the carrying amount of the related asset. These reclamation costs will be allocated to expense over the life of the related assets and will be adjusted for changes resulting from the passage of time and revisions to either the timing or the amount of the original present value estimate. The Company’s adoption of SFAS No. 143 did not have a material impact on its operations or financial position.

Long-Lived Assets

The FASB issued SFAS No. 144 – “Accounting for the Impairment or Disposal of Long-Lived Assets” which requires the recognition of an impairment loss on long-lived assets if the carrying amount exceeds its fair value, as determined using undiscounted cash flows expected to result from the use and eventual disposition of the asset. The Company’s adoption of SFAS No. 144 did not have a material impact on its operations or financial position.

Extinguishment of Debt

In May 2002, the FASB issued SFAS No. 145 – “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections”. Such standard requires any gain or loss on extinguishments of debt to be presented as a component of continuing operations unless the transaction is both unusual and infrequent. Adoption of SFAS 145 did not have a material impact on its operations or financial position.

Page - 63

CORUMEL MINERALS CORP.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004 AND 2003
(Stated in U.S. Dollars)

1.   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclamation Costs

In June 2002, the FASB issued SFAS No. 146 – “Accounting for Costs Associated with Exit or Disposal Activities” which addresses financial accounting and reporting for costs associated with exit or disposal activities. It nullified Emerging Issues Task Force (“EITF”) Issue No. 94-3 – “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)”. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of an entity’s commitment to an exit plan as was required under EITF No. 94-3. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. Adoption of this standard did not have a material impact on the Company’s results of operations, financial position or liquidity for the fiscal year ended March 31, 2004.

Stock Based Compensation

In December 2002, the FASB issued SFAS No. 148 – “Accounting for Stock Based Compensation – Transition and Disclosure” to provide alternative methods for voluntary transition to the fair value based method of accounting for stock based compensation. SFAS 148 also amends the disclosure provisions of SFAS No. 123 – “Accounting for Stock Based Compensation” to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock based employee compensation. Finally, this Statement amends APB Opinion No. 28 – “Interim Financial Reporting”, to require disclosure about those effects in interim financial information. There was no impact in the Company’s financial position or results of operations upon adoption.

Guarantees

In November 2002, the FASB issued FASB Interpretation No. 45 – “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under specified guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements in this interpretation were effective for financial statements of interim and annual periods ending after December 15, 2002. Additionally, the recognition of a guarantor’s obligation should be applied on a prospective basis to guarantees issued after December 31, 2002. The adoption of FIN 45 did not have a material effect on the Company’s financial position or results of operations.

Page - 64

CORUMEL MINERALS CORP.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004 AND 2003
(Stated in U.S. Dollars)

1.   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Variable Interest Entities

In January 2003, the FASB issued FASB Interpretation No. 46 – “Consolidation of Variable Interest Entities” (“FIN 46”). This interpretation explains how to identify variable interest entities and how an enterprise assesses its interest in a variable interest entity to decide whether to consolidate that entity. This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interest that effectively recombines risks that were previously dispersed. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 did not have a material effect on the Company’s financial position or results of operations.

Derivative Instruments and Hedging Activities

In April 2003, the FASB issued SFAS No. 149 – “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, which is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133, clarifies when a derivative contains a financing component, amends the definition of an “underlying” to conform it to the language used in FASB Interpretation No. 45 – “Guarantor Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” and amends certain other existing pronouncements. The adoption of SFAS 149 did not have a material effect on the Company’s financial condition or results of operations.

Financial Instruments with Characteristics of Both Liabilities and Equity

In May 2003, the FASB issued SFAS No. 150 – “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS 150 is effective for all financial instruments created or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material effect on the Company’s financial condition or results of operations.

Page - 65

CORUMEL MINERALS CORP.
(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004 AND 2003
(Stated in U.S. Dollars)

2.   MINERAL PROPERTY INTEREST

On March 28, 2002, the Company entered into a property acquisition agreement to acquire a 100% interest in six mineral claims located in the New Westminster Mining Division of British Columbia, Canada, for cash consideration of $666. On June 2, 2003, the Company entered into an amending agreement to the property acquisition agreement that requires the Company to spend not less than $7,500 on exploration expenditures by December 31, 2004 and allow the operator to earn a 15% interest by operating this first stage of exploration.

At March 31, 2004, the Company has spent $7,500 on exploration and the operator had earned a 15% interest, and the Company retained an 85% interest in the property.

3.   COMMON STOCK

On July 23, 2002, the Company sold 5,500,000 shares of its common stock at $0.01 per share, for cash.

On August 15, 2002, the Company sold 3,760,000 shares of its common stock at $0.01 per share, for cash.

On February 28, 2003, the Company sold 10,500 shares of its common stock at $0.50 per share, for cash.

4.   CONTINGENCY

Going Concern

As shown in the accompanying financial statements, the Company has incurred operating losses since inception and, as of March 31, 2004, the Company has limited financial resources to support it until such time that it is able to generate positive cash flow from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to achieve and maintain profitability and positive cash flow is dependent upon its ability to locate a profitable mineral property, generate revenues from its planned business operations, and control exploration costs. Based upon current plans, the Company expects to incur operating losses in future periods. There is no assurance that the Company will be able to generate revenues in the future. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Page - 66