Form 10QSB
period 2004-06-30
CORUMEL MINERALS CORP
filed 2005-04-13
CIK 1243741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X]

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

[ ]

Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number 000-50429

CORUMEL MINERALS CORP.

(Exact name of Small Business Issuer as specified in its charter)

Nevada

33-1059313

(State or other jurisdiction of

(IRS Employer

incorporation)

Identification No.)

#503, 1777 Robson Street, Vancouver, BC   V6G 3B7

(Address of principal executive offices)

604.681.6334

(Issuer’s telephone number)

Not Applicable

(Former name, former address and former fiscal year if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(3) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ]   No [   ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  9,270,500 shares of $0.001 par value Common Stock outstanding as at April 7th, 2005.

Transitional Small Business Disclosure Format (check one):  Yes [  ]   No [X]

PART I  FINANCIAL INFORMATION

Item 1.

Financial Statements

GENERAL

Corumel Minerals Corp.’s (the "Company") unaudited financial statements for the three months ended June 30, 2004 are included with this Form 10-QSB.  The unaudited financial statements for the three months ended June 30, 2004 include:

(a)

Consolidated Balance Sheet as of June 30, 2004 and March 31, 2004;

(b)

Consolidated Statement of Operations –Three months ended June 30, 2004 and June 30, 2003 and July 23, 2002 (Date of Inception) to June 30, 2004;

(c)

Consolidated Statement of Cash Flows - Three months ended June 30, 2004 and June 30, 2003 and July 23, 2002 (Date of Inception) to June 30, 2004;

(d)

Notes to Financial Statements.

The unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the three months ended June 30, 2004 are not necessarily indicative of the results that can be expected for the fiscal year ending March 31, 2005.  The Financial Statements have been reviewed and are on file with the Company's Auditor.

CORUMEL MINERALS CORP.

(An Exploration Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

(Unaudited)

(Stated in U.S. Dollars)

CORUMEL MINERALS CORP.

(An Exploration Stage Company)

INTERIM CONSOLIDATED BALANCE SHEET

(Unaudited)

(Stated in U.S. Dollars)

	JUNE 30	MARCH 31
	2004	2004
		(Audited)
ASSETS

Current
Cash	$8,458	$8,503

LIABILITIES

Current
Accounts payable and accrued liabilities	$31,180	$1,956
Due to related party (Note 4)	9,773	-
	40,953	1,956

STOCKHOLDERS’ (DEFICIENCY) EQUITY

Share Capital
Authorized:
90,000,000 common shares with a par value of $0.001 per share
10,000,000 preferred shares with a par value of $0.001 per share

Issued and outstanding:
9,270,500 common shares	9,271	9,271

Additional paid-in capital	88,866	88,866

Deficit Accumulated During The Exploration Stage	(130,632)	(91,590)
	(32,495)	6,547

	$8,458	$8,503

See accompanying notes to financial statements

CORUMEL MINERALS CORP.

(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(Stated in U.S. Dollars)

	THREE MONTHS ENDED		CUMULATIVE PERIOD FROM INCEPTION JULY 23 2002 TO
	JUNE 30		JUNE 30
	2004	2003	2004

Expenses
Commission	$-	$-	$420
Exploration expense	-	750	13,478
Office and sundry	2,391	2,805	21,775
Professional fees	36,651	13,149	94,959

Net Loss For The Period	$39,042	$16,704	$130,632

Basic And Diluted Loss Per Share	$(0.01)	$(0.01)

Weighted Average Number Of Shares Outstanding	9,270,500	8,769,384

See accompanying notes to financial statements

CORUMEL MINERALS CORP.

(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(Stated in U.S. Dollars)

	THREE MONTHS ENDED		CUMULATIVE PERIOD FROM INCEPTION JULY 23 2002 TO
	JUNE 30		JUNE 30
	2004	2003	2004

Cash Flows From Operating Activities
Net loss for the period	$(39,042)	$(16,704)	$(130,632)

Adjustments To Reconcile Net Loss To Net Cash Used By Operating Activities
Change in accounts payable and accrued liabilities	29,224	7,706	31,180
	(9,818)	(8,998)	(99,452)

Cash Flows From Financing Activities
Due to related party	9,773	-	9,773
Issuance of common stock	-	-	98,137
	9,773	-	107,910

(Decrease) Increase In Cash	(45)	(8,998)	8,458

Cash, Beginning Of Period	8,503	94,385	-

Cash, End Of Period	$8,458	$85,387	$8,458

See accompanying notes to financial statements

CORUMEL MINERALS CORP.

(An Exploration Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

(Unaudited)

(Stated in U.S. Dollars)

1.

BASIS OF PRESENTATION

The unaudited interim financial statements as of June 30, 2004 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  It is suggested that these financial statements be read in conjunction with the March 31, 2004 audited financial statements and notes thereto.

2.

OPERATIONS

a)

Organization

The Company was incorporated in the State of Nevada, U.S.A., on July 23, 2002.

b)

Exploration Stage Activities

The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations.  It is primarily engaged in the acquisition and exploration of mining properties.  Upon location of a commercial minable reserve, the Company expects to actively prepare the site for its extraction and enter a development stage.

c)

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $130,632 for the period from July 23, 2002 (inception) to June 30, 2004, and has no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

CORUMEL MINERALS CORP.

(An Exploration Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

(Unaudited)

(Stated in U.S. Dollars)

3.

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

JUNE 30, 2004

(Unaudited)

(Stated in U.S. Dollars)

3.

SIGNIFICANT ACCOUNTING POLICIES (Continued)

d)

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  At June 30, 2004, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

e)

New Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, could have a material effect on the accompanying financial statements.

4.

DUE TO RELATED PARTY

Due to related party consists of advances from a private company controlled by directors of the Company.  These amounts are unsecured, non-interest bearing and have no specific terms of repayment.

Item 2.

  Management’s Discussion and Analysis or Plan of Operation

Forward Looking Statements

This report on Form 10-QSB contains certain forward-looking statements within the meaning of Section 21e of the Securities Exchange Act of 1934, as amended, and other applicable securities laws.  All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing.  Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

Overview

We were incorporated on July 23, 2002, under the laws of the State of Nevada.

We are an exploration stage company engaged in the acquisition and exploration of mineral properties.  On March 28, 2003, we entered into a Property Acquisition Agreement whereby we purchased a 100% interest in six mineral claims known as the Thor Group mineral claims. The Thor Group mineral claims are located near Harrison Lake in the New Westminster Mining Division of the Province of British Columbia.

After we acquired the Thor Group mineral claims we incorporated a wholly owned subsidiary known as CMC Exploration Corp. (“CMC”), a British Columbia corporation, which was formed for the purpose of carrying out our mineral exploration program.  Upon forming CMC, we transferred all of our 100% ownership interest in the Thor Group mineral claims to CMC.

Our objective is to conduct mineral exploration activities on the Thor Group mineral claims in order to assess whether these claims possess commercially exploitable mineral deposits of lead, gold, silver, barium, mercury, copper, and zinc minerals.  We have not, nor has any predecessor, identified any commercially exploitable reserves of these minerals on the Thor Group mineral claims.  There is no assurance that a commercially viable mineral deposit exists on the Thor Group mineral claims. We have commenced our initial exploration program.

Acquisition of the Thor Group mineral claims

We purchased Thor Group mineral claims from Mr. William A. Howell, a graduate geologist, for his out-of-pocket costs incurred in staking and registering the claims.  We agreed to leave the claims registered in Mr. Howell’s name for reasons of convenience in the reporting of exploration work done on the claims.

Our consultants recommended that we launch an initial exploration program on our claims at a cost of approximately $7,500.  The Amending Agreement to the Property Acquisition Agreement, dated June 2, 2003, obligated us to incur exploration expenditures of no more than $7,500, on our first phase exploration program prior to December 31, 2004, half of which to be expended prior to December 31, 2003.  We have completed the first phase of the exploration program and the $7,500 has been expended.

Further provisions of the Property Acquisition Agreement stipulate that Mr. Howell govern the initial exploration program operations conducted on the Thor Group mineral claims.  In that capacity he is referred to as the operator within the mining exploration industry.  The operator has the full right, power and authority to do everything necessary or desirable to carry out a program and the project and to determine the manner of exploration of the property.  As the operator throughout the initial exploration program, Mr. Howell earned an 15% undivided interest in the Thor Group mineral claims as partial compensation for his services.  Mr. Howell was also entitled to charge a fee for his services as operator equaling 7½% of the first $10,000 Cdn. of exploration expenditures and 5% of exploration expenditures thereafter.

In the event that after the initial exploration phase further exploration programs are recommended and Mr. Howell remains as the operator throughout the initial phase, the Property Acquisition Agreement requires that our company and a sole purpose company to be formed by Mr. Howell enter into a formalized joint venture.  The purpose of the joint venture will be to further explore the property containing the Thor Group mineral claims with the eventual goal of putting the property into commercial mining production should both a feasibility report recommending commercial production be obtained and a decision to commence commercial production be made. The feasibility report refers to a detailed written report of the results of a comprehensive study on the economic feasibility of placing the property or a portion of the property into commercial mining production.

In the event that this opportunity does not materialize with Mr. Howell and our consulting geologists favor further exploration, we intend to proceed alone on the same basis as we would have were the joint venture formed.

Change of Directors

On April 1, 2004, Bruce Young resigned as our sole director and as President of Corumel.  Richard Green resigned as both our Secretary and Treasurer, and were replaced by Baron Bernhard von Wüllerstorff-Urbair, who was appointed as a new director and CEO and President, Professor Edwin Meier, who was appointed as a new director and CFO and Treasurer, and Peter Christen, who was appointed as a new director and Corporate Secretary and Vice-President.

Each director will hold office until (i) the next annual meeting of the stockholders, (ii) his successor has been elected and qualified, or (iii) the director resigns.

Baron von Wüllerstorff-Urbair (57 years old) has been in the public relations and advertising business since 1969 and is currently the CEO of PWM AG.  From 1987 to 2003, Baron von Wüllerstorff-Urbair was an active member of the Board of Administration and the CEO of the Tatus Communications Institute.  Baron von Wüllerstorff-Urbair was responsible for the implementation of the Intercard and then the Visavis Club concept, including quarterly market analyses for small and medium sized companies on consumer behavior in local catchment areas within Europe. At the Tatus Communications Institute, Baron von Wüllerstorff-Urbair also served an advisory function for internal and external public relations and was part of a two year external parallel advisory function for Snowell International for ski rental in Europe, including advice on location for tourism associations, the hotel industry, ski suppliers and renters, ski schools and lift companies.  Baron von Wüllerstorff-Urbair was also involved with the development of Internet websites, including the concept, design and copyrighting.

Professor Meier (63) has been the Dean, a professor, consultant and trainer at the SBS Swiss Business School since 1993.  Also since 1993, Professor Meier has been a seminar trainer and lecturer and a visiting professor at the Institute of National Economy in Moscow.  Since 2003, Professor Meier has been the President and a professor at the SMA Swiss Management Academy in Dubendorf, Italy, Kenya and Singapore.  Professor Meier is also currently the CFO of PWM AG.

Mr. Christen (77) has been an independent business consultant since 1995 and was a lawyer prior to that for 35 years, focusing on construction law.  Currently, Mr. Christen is also the Vice-President of PWM AG. Mr. Christen received his diploma as a lawyer in Bern in 1951 after studying at the University of Bern and the University of Geneva.

PWM AG is an internationally active investment and consulting enterprise with registered office and administration center in Wollerau, Switzerland.  The focus of its activities is on structuring and financing companies.  PWM AG’s stock portfolio includes investments in raw material suppliers dedicated to the exploitation of crude oil and natural gas deposits or producers of precious metals.  Furthermore, the company has significant shareholdings in the rapidly growing IT sector.  Currently, management of PWM AG consists of Baron von Wüllerstorff-Urbair as CEO, Professor Meier as CFO and Mr. Christen as Vice-President.

None of the new directors or officers hold a directorship in any other reporting company.

Critical Accounting Policies

Exploration Stage Activities

We have been in the base and precious mineral exploration business since our formation. We have not commenced significant operations and is considered an exploration stage company.

Principles of Consolidation

The consolidated financial statements include our accounts and our subsidiary’s. All significant intercompany balances and transactions have been eliminated.

Mineral Property Payments and Exploration Costs

We expense all costs related to the acquisition, maintenance and exploration of mineral claims in which we have secured exploration rights prior to establishment of proven and probable reserves. To date, we have not established the commercial feasibility of our exploration prospects; therefore, all costs are being expensed.

Reclamation and Abandonment Costs

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations" which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement establishes a uniform methodology for accounting for estimated reclamation and abandonment costs whereby reclamation and closure costs including site rehabilitation will be recorded at the estimated present value of reclamation liabilities and will increase the carrying amount of the related asset. These reclamation costs will be allocated to expense over the life of the related assets and will be adjusted for changes resulting from the passage of time and revisions to either the timing or the amount of the original present value estimate.  Ours adoption of SFAS No. 143 did not have a material impact on our operations or financial position.

International and External Sources of Liquidity

We have funded our operations primarily from the issuance of common stock.

Inflation

We do not believe that inflation will have a material impact on our future operations.

Uncertainties relating to Forward Looking Statements

This Form 10-QSB Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by their use of words like “plans”, “expect”, “aim”, “believe”, “project”, “anticipate”, “intend”, “estimate”, “will”, “should”, “could” and other expressions that indicate future events and trends.  All statements that address expectations or projections about the future, including statements about our exploration program, expenditures and financial results are forward-looking statements.

Forward-looking statements in this Form 10-KSB include statements regarding the following expectations:

1.

The exploration program is designed to explore for commercially viable deposits of base and precious minerals, such as lead, gold, silver, barium, mercury, copper, and zinc minerals.

2.

The bill of sale for the Thor Group mineral claims is in a form prescribed by the Ministry of Energy and Mines that will allow us at any time to register the Thor Group mineral claims in our name at any time.

3.

The Province of British Columbia owns the land covered by the mineral claims.

4.

It is possible that a native land claim could be made in the future.

5.

The federal and provincial government policy is to consult with potentially affected native bands and other stakeholders in the area of any potential mining.

6.

If we should encounter a situation where a person or group claims an interest in the Thor Group mineral claims, we may chose to provide compensation to the affected party in order to continue with our mineral exploration work, or if such an option is not available, we may have to relinquish our interest in the Thor Group mineral claims.

7.

Exploratory work on the Thor Group mineral claims conducted by prior owners has indicated some potential showings of mineralization.

8.

Analysis of samples indicated sub-economic silver and zinc values throughout the altered zone.

9.

We intend to remove any mineralized material, if economically viable.

10.

If mineralized material is found on any of our mineral exploration projects and removal is warranted, and we do not have adequate working capital to do so, we will have to sell additional shares of common stock or borrow money to finance the cost of removing the mineralized material.

11.

There is no assurance that we will have the working capital to remove the mineralized material from our mineral exploration projects, if warranted.

12.

There is no assurance we will be able to raise additional working capital through equity or debt financing.

13.

That significant volumes of altered rock with disseminated sulphides exist at depth beneath the tested zones.

14.

Phase 2 of the mineral exploration program on the Thor Group mineral claims will cost approximately $70,000.

15.

Proposed mineral exploration program will consist of (1) a drilling program to test mineralization at deeper levels and along the identified zones to determine geology, trend of alteration, and any weak mineralization, (2) additional induced polarization surveys to be conducted on the zones, and (3) review of drilling program.

16.

Any existing or probable governmental will not materially affect our current business, including any applicable environmental laws.

17.

Mineral exploration code will not apply to us provided that the work to be done as part of our exploration program does not involve any mechanical disturbance of the surface of the Thor Group mineral claims.

18.

We will secure all necessary permits for exploration and will finalize plans of operation prior to the commencement of any mineral exploration operations.

19.

We anticipate no discharge of water into active stream, creek, river, lake or any other body of water regulated by environmental law or regulation.

20.

No endangered species will be disturbed.

21.

Re-contouring and re-vegetation of disturbed surface areas will be completed pursuant to law.

22.

Any portals, adit or shafts will be sealed upon abandonment of the mineral exploration process.

23.

Changes to current local, state or federal laws and regulations in the jurisdictions where we operate could require additional capital expenditures and increased operating and/or reclamation costs.

24.

If any of the following risks actually occur, our business and financial results could be harmed.  In that case, the trading price of our shares of common stock could decline.

25.

We have limited financial resources to support us until such time that we are able to generate positive cash flow from operations.

26.

We expect to incur operating losses in future periods.

27.

Failure to generate revenues may cause us to suspend or cease operations.

28.

Because our officers and directors may be unwilling to loan or advance any additional capital, we may have to suspend or cease operations.

29.

Our mineral exploration programs are limited and restricted by the amount of working capital that we have and are able to raise from financings.

30.

The most likely source of future funds presently available is through the sale of equity capital.

31.

Should we encounter a situation where a native person or group claims and interest in our mineral claims, we may be unable to provide compensation to the affected party in order to continue with our mineral exploration work, or if such an option is not available, we may have to relinquish our interest in these claims.

32.

Governmental regulations or any change in such regulation may adversely affect our business.

33.

We may not be able to attract and retain qualified personnel necessary for the implementation of our business strategy and mineral exploration programs.

34.

The market price of our shares of common stock may fluctuate in the future.

35.

A small number of our stockholders own a substantial amount of our shares of common stock, and if such stockholders were to sell those shares in the public market within a short period of time, the price of our shares of common stock could drop significantly.

36.

We do not expect to pay dividends in the foreseeable future.

37.

Unless we locate a commercially viable source for base or precious minerals and until such time as we achieve significant revenues from the sale of base or precious minerals we will continue to incur losses.

38.

We are not currently conducting any research and development activities.  We do not anticipate conducting such activities in the near future.

39.

We do not have plans to purchase any significant equipment or change the number of employees during the next twelve months.

40.

We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties.

41.

We anticipate our operating expenses will increase if we accept the recommendations of the geological consultants and embark on the proposed drill program as set out in the geological report.

All forward-looking statements are made as of the date of filing of this Form 10-QSB and we disclaim any duty to update such statements.

Certain parts of this Form 10-QSB may contain “forward-looking statements” within the meaning of the Securities Exchange Act of 1934 based on current management’s expectations. Actual results could differ materially from those in the forward-looking statements due to a number of uncertainties including, but not limited to, those discussed in this section.  Factors that could cause future results to differ from these expectations include general economic conditions, such as a decrease in the market prices for gold, silver or other metals; not locating commercially viable reserves of gold, silver or other metals.  As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment.  To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results and accordingly, no opinion is expressed on the achievability of those forward-looking statements.  In addition, a description of anyone’s past success, either financial or strategic, is no guarantee of future success.  We will remain dependent upon future financing for our growth and development and for is to successfully implement our exploration program.  No statements contained herein should be construed as indicating that such financing is or will be available and if available will be on terms favorable to us.  No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate and we assume no obligation to update any such forward-looking statements.

Plan of Operations

We spent $7,500 on the completion of the fieldwork component of Phase 1 of the mineral exploration program on the Thor Group mineral claims.  Mr. Howell earned his 15% interest in the property by acting as operator during Phase 1 and we have an 85% interest.  In February 2004, we received the final report for Phase 1 of the mineral exploration program from B.J. Price.  Mr. Howell, the operator, was one of the geologists who did the fieldwork.  B.J. Price supervised the work and wrote the report.  The following is a summary of the B.J. Price report.

The work carried out during Phase I confirms the presence of highly altered zones that, although not strongly mineralized, are of significant size and are worthy of diamond drilling. It is proposed that one drill hole of approximately 100 meters be positioned to cross the altered zones at an angle of 60 degrees. The purpose of these drill holes is for geological information concerning the nature of the altered and mineralized zones. Also additional infrared polarization surveys are recommended, following which the drilling plan should be reviewed.

Costs estimated for a proposed drill program are as follows:

ITEM	AMOUNT
Drill 4 holes x 100 meters each, $75 / meter	$ 30,000
IP Surveys (6 miles)	$ 15,000
Geological Supervision and reporting	$ 8,000
Associated costs, food, lodging	$ 10,000
Mobilization, demobilization	$ 2,000
Contingency 10%	$ 5,000
TOTAL COST ESTIMATED	$ 70,000

We are evaluating the results of the consulting geologists report to determine whether the results of Phase 1 of the mineral exploration program are sufficiently positive to enable us to proceed with further exploration programs.  The assessment of the results will also include an assessment of our cash reserves, the price of minerals and the market for financing of mineral exploration projects.  Should we determine that the results of the consulting geologists are not sufficiently positive to enable us to proceed or that the general outlook for minerals is not strong enough to warrant proceeding we plan to look at either acquiring other mineral exploration properties or possibly changing our business direction.

We anticipate continuing to rely on private loans, equity sales shares of our common stock or joint ventures with other exploration companies in order to continue our operations.  The issuance of additional shares will result in dilution to our existing shareholders.

Unless we locate a commercially viable source for base or precious minerals and until such time as we achieve significant revenues from the sale of base or precious minerals we will continue to incur losses. The costs associated with bringing a commercially viable mine into operation are significantly more than the above estimated costs associated with Phase 2.  We cannot guarantee that if, or when, we locate a property we consider to be commercially viable that we will be able to obtain the required working capital to bring the mine into commercial production.

We are not currently conducting any research and development activities.  We do not anticipate conducting such activities in the near future.  We do not have plans to purchase any significant equipment or change the number of employees during the next twelve months.  Accordingly, over the next twelve months we will need to obtain additional financing to cover our estimated operating expenses of $45,000 and $70,000 to cover the Phase 2 of the mineral exploration program, should we elect to proceed.

We had cash in the amount of $8,458 as of June 30, 2004.  Our total expenditures over the next twelve months are anticipated to be approximately $45,000.  We do not have plans to purchase any significant equipment or change the number of our employees during the next twelve months. Accordingly, over the next twelve months, we will need to obtain additional financing in the event that further exploration is recommended.

Results of Operations for the Period Ending June 30, 2004

We did not earn any revenues from inception through the reporting period ending June 30, 2004.  We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties.  We are evaluating the results of the consulting geologists report to determine whether the results of Phase 1 claims of the mineral exploration program on the Thor Group mineral are sufficiently positive to enable us to proceed with further exploration programs.  We can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We incurred expenses in the amount of $39,042 for the three month period June 30, 2004.  From the period on inception on July 23, 2002 to June 30, 2004, we incurred expenses in the amount of $130,632.  These operating expenses were primarily related to professional fees in connection with our corporate organization relating to audit fees and legal fees.  We anticipate our operating expenses will increase as we undertake our plan of operations, provided further exploration is recommended.  This increase will be attributable to further geological exploration and the professional fees associated with complying with the reporting requirements under the Securities Exchange Act of 1934.

We incurred a loss in the amount of $39,042 for the three month period ended June 30, 2004 and a loss in the amount of $130,632 for the period from inception of July 23, 2002 through June 30, 2004.  Our loss was entirely attributable to operating expenses, organizational costs professional fees and administrative expenses.

Liquidity and Capital Resources

We had cash of $8,458 as of June 30, 2004, compared to cash in the amount of $8,503 as of our fiscal year end on March 31, 2004.  We had a working capital deficiency of $32,495 as of June 30, 2004, compared to working capital of $6,547 as of March 31, 2004.  Our liabilities for the three months ended June 30, 2005 of $40,953 related to accrued professional fees for legal and audit services.

We have not attained profitable operations and are dependent upon obtaining additional financing to pursue further exploration activities. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Item 3.

Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2004.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Baron Bernhard von Wüllerstorff-Ubair, and our Chief Financial Officer, Dr. Edwin Meier.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us that is required to be included in our periodic SEC filings.  There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

None

Item 2.

Changes in Securities

None

Item 3.

Defaults Upon Senior Securities:

None

Item 4.

Submission of Matters to a Vote of Security Holders:

No matter was submitted to a vote of security holders, through the solicitation of proxies, during the first quarter of the fiscal year covered by this report.

We received the written consent of the holders of a majority of our outstanding shares of common stock, of a resolution to,

1.

amend Article 1 of our Articles by changing our name to “PWM Holding Corp.”, or, if the new name is unacceptable to the applicable regulators having jurisdiction over our affairs, to any such other name that is approved by our Board of Directors in its sole discretion; and

2.

amend Article 3 of our Articles by increasing our authorized capital from 100,000,000 shares to 200,000,000 shares, of which 190,000,000 shares will be common stock with a par value of $0.001 per share and 10,000,000 shares will be preferred stock with a par value of $0.001 per share.

(collectively, the “Amendments”).

Section 78.320 of the Nevada Revised Statutes and our By-laws provide that any action required or permitted to be taken at a meeting of our stockholders may be taken without a meeting if stockholders holding at least a majority of the voting power sign a written consent approving the action.

On April 1, 2004, our Board of Directors approved and recommended the Amendments.  Subsequently, the holders of a majority of the voting power signed and delivered to us written consents approving the Amendments in lieu of a meeting.  Since the holders of the required majority of shares of common stock have approved the Amendments, no other votes are required or necessary and no proxies were solicited.

Item 5.

Other Information:

None

Item 6.

Exhibits and Reports on Form 8-K.

(a)

Exhibits –

31.1

Certification of the Chief Executive Officer Pursuant To Rule 13a-14 Or 15d-14 of the Securities Exchange Act Of 1934,as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2

Certification of the Chief Financial Officer Pursuant To Rule 13a-14 Or 15d-14 of the Securities Exchange Act of 1934,as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certification of the Chief Executive Officer pursuant to 18 U.S.C.  Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification of the Chief Financial Officer pursuant to 18 U.S.C.  Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)

Reports on Form 8-K:

(i)

On April 22, 2004, we filed a Form 8-K disclosing under Item #1 the change in voting control as a result of Tsunami Capital Ltd. acquiring 35% of the voting shares and the change in management and disclosing under Item #5 the change of the board of directors and of management.

There were no other reports on Form 8-K filed by us during the quarter ended June 30, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 7th, 2005

CORUMEL MINERALS CORP.

By:

/s/ Dr. Edwin Meier

Dr. Edwin Meier,

Chief Financial Officer

Exhibit 31.1

CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER  PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Baron Bernhard von Wüllerstorff-Ubair, certify that:

1.

I have reviewed this quarterly report on Form 10-QSB of Corumel Minerals Corp.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report;

4.

The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f)) for the Registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

Evaluated the effectiveness of the Registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

Disclosed in this report any change in the Registrant’s internal control over financial reporting that occurred during the period covered by the annual report that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting; and

3.

The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant’s ability to record, process, summarize and report financial information; and

b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal control over financial reporting.

Date:

April 7th, 2005

/s/  Baron Bernhard von Wüllerstorff-Ubair

Baron Bernhard von Wüllerstorff-Ubair,

Chief Executive Officer

Exhibit 31.2

CERTIFICATION OF THE CHIEF FINANCIAL OFFICER  PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Dr. Edwin Meier, certify that:

1.

I have reviewed this quarterly report on Form 10-QSB of Corumel Minerals Corp.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report;

4.

The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f)) for the Registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

Evaluated the effectiveness of the Registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

Disclosed in this report any change in the Registrant’s internal control over financial reporting that occurred during the period covered by the annual report that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting; and

4.

The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant’s ability to record, process, summarize and report financial information; and

b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal control over financial reporting.

Date:

April 7th, 2005

/s/ Dr. Edwin Meier

Dr. Edwin Meier,

Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Corumel Minerals Corp. (the “Company”) on Form 10-QSB for the period ended June 30th, 2004, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Baron Bernhard von Wüllerstorff-Ubair, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 that:

1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:

/s/  Baron Bernhard von Wüllerstorff-Ubair

Baron Bernhard von Wüllerstorff-Ubair,

Chief Executive Officer

April 7th, 2005

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Corumel Minerals Corp. (the “Company”) on Form 10-QSB for the period ended June 30th, 2004, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Dr. Edwin Meier, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 that:

1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:

/s/  Dr. Edwin Meier

Dr. Edwin Meier,

Chief Financial Officer

April 7th, 2005