Form 10QSB
period 2004-09-30
CORUMEL MINERALS CORP
filed 2005-04-13
CIK 1243741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[X]

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

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

PART I  FINANCIAL INFORMATION

Item 1.

Financial Statements

GENERAL

Corumel Minerals Corp.’s (the "Company") unaudited financial statements for the six months ended September 30, 2004 are included with this Form 10-QSB.  The unaudited financial statements for the six months ended September 30, 2004 include:

(a)

Consolidated Balance Sheet as of September 30, 2004 and March 31, 2004;

(b)

Consolidated Statement of Operations –Six months ended September 30, 2004 and September 30, 2003 and July 23, 2002 (Date of Inception) to September 30, 2004;

(c)

Consolidated Statement of Cash Flows - Six months ended September 30, 2004 and September 30, 2003 and July 23, 2002 (Date of Inception) to September 30, 2004;

(d)

Notes to Financial Statements.

The unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  Operating results for the six months ended September 30, 2004 are not necessarily indicative of the results that can be expected for the fiscal year ending March 31, 2005.  The Financial Statements have been reviewed and are on file with the Company's Auditor.

CORUMEL MINERALS CORP.

(An Exploration Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

(Unaudited)

(Stated in U.S. Dollars)

CORUMEL MINERALS CORP.

(An Exploration Stage Company)

INTERIM CONSOLIDATED BALANCE SHEET

(Unaudited)

(Stated in U.S. Dollars)

	SEPTEMBER 30, 2004	MARCH 31, 2004
		(Audited)
ASSETS

Current
Cash	$8,440	$8,503

LIABILITIES

Current
Accounts payable and accrued liabilities	$39,972	$1,956
Due to related party (Note 4)	9,773	-
	49,745	1,956

STOCKHOLDERS’ (DEFICIENCY) EQUITY

Share Capital
Authorized:
90,000,000 common shares with a par value of $0.001 per share
10,000,000 preferred shares with a par value of $0.001 per share

Issued and outstanding:
9,270,500 common shares	9,271	9,271

Additional paid-in capital	88,866	88,866

Deficit Accumulated During The Exploration Stage	(139,442)	(91,590)
	(41,305)	6,547

	$8,440	$8,503

See accompanying notes to financial statements

CORUMEL MINERALS CORP.

(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

(Stated in U.S. Dollars)

	THREE MONTHS ENDED		SIX MONTHS ENDED		CUMULATIVE PERIOD FROM INCEPTION JULY 23 2002 TO
	SEPTEMBER 30		SEPTEMBER 30		SEPTEMBER 30
	2004	2003	2004	2003	2004

Expenses
Commission	$-	$-	$-	$-	$420
Exploration expense	-	-	-	750	13,478
Office and sundry	244	4,371	2,635	7,176	22,019
Professional fees	8,566	10,469	45,217	23,618	103,525

Net Loss For The Period	$8,810	$14,840	$47,852	$31,544	$139,442

Basic And Diluted Loss Per Share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted Average Number Of Shares Outstanding	9,270,500	9,270,500	9,270,500	9,270,500

See accompanying notes to financial statements

CORUMEL MINERALS CORP.

(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(Stated in U.S. Dollars)

	THREE MONTHS ENDED		SIX MONTHS ENDED		CUMULATIVE PERIOD FROM INCEPTION JULY 23 2002 TO
	SEPTEMBER 30		SEPTEMBER 30		SEPTEMBER 30
	2004	2003	2004	2003	2004

Cash Flows From Operating Activities
Net loss for the period	$(8,810)	$(14,840)	$(47,852)	$(31,544)	$(139,442)

Adjustments To Reconcile Net Loss To Net Cash Used By Operating Activities
Change in accounts payable and accrued liabilities	8,792	(3,937)	38,016	3,769	39,972
	(18)	(18,777)	(9,836)	(27,775)	(99,470)

Cash Flows From Financing Activities
Due to related party	-	-	9,773	-	9,773
Issuance of common stock	-	-	-	-	98,137
	-	-	9,773	-	107,910

(Decrease) Increase In Cash	(18)	(18,777)	(63)	(27,775)	8,440

Cash, Beginning Of Period	8,458	85,387	8,503	94,385	-

Cash, End Of Period	$8,440	$66,610	$8,440	$66,610	$8,440

See accompanying notes to financial statements

CORUMEL MINERALS CORP.

(An Exploration Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

(Unaudited)

(Stated in U.S. Dollars)

1.

BASIS OF PRESENTATION

The unaudited interim financial statements as of September 30, 2004 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  It is suggested that these financial statements be read in conjunction with the March 31, 2004 audited financial statements and notes thereto.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $139,442 for the period from July 23, 2002 (inception) to September 30, 2004, and has no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

CORUMEL MINERALS CORP.

(An Exploration Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

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

SEPTEMBER 30, 2004

(Unaudited)

(Stated in U.S. Dollars)

3.

SIGNIFICANT ACCOUNTING POLICIES (Continued)

d)

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  At September 30, 2004, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

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

We launched an initial exploration program at a cost of approximately $7,500.  Mr. Howell governed the initial exploration program operations conducted on the Thor Group mineral claims.  As operator, he had the full right, power and authority to do everything necessary or desirable to carry out the program and the project and to determine the manner of exploration of the property.  As the operator throughout the initial exploration program, Mr. Howell earned an 15% undivided interest in the Thor Group mineral claims as partial compensation for his services.

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

Due to a lack of funding, we were largely dormant during the three months ended September 30, 2005 and carried on minimal business, consisting of primarily administrative.  We did not carry on any work related to the Thor Group mineral claims.

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

The work carried out during Phase I confirmed the presence of highly altered zones that, although not strongly mineralized, are of significant size and are worthy of diamond drilling.  A drill program was proposed in the final report, consisting of drilling four holes x 100 meters each, IP surveys (6 mines), geological supervision and reporting, mobilization and demobilization, for a total estimated cost of $70,000.  The purpose of these drill holes is for geological information concerning the nature of the altered and mineralized zones. Also additional infrared polarization surveys are recommended, following which the drilling plan should be reviewed.

As a result of a lack of funding, we are largely dormant at this time and thus, no decision has been made whether to proceed with the proposed drilling

We anticipate continuing to rely on private loans, equity sales shares of our common stock or joint ventures with other exploration companies in order to continue our operations.  The issuance of additional shares will result in dilution to our existing shareholders.

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

We had cash in the amount of $8,440 as of September 30, 2004.  Our total expenditures over the next twelve months are anticipated to be approximately $45,000.  We do not have plans to purchase any significant equipment or change the number of our employees during the next twelve months. Accordingly, over the next twelve months, we will need to obtain additional financing in the event that further exploration is recommended.

Results of Operations for the Period Ending September 30, 2004

We did not earn any revenues from inception through the reporting period ending September 30, 2004.  We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties.  We have deferred the proposed drilling program on the Thor Group mineral claims until we have sufficient funding to proceed.  We have not yet determined whether the results of Phase 1 claims of the mineral exploration program on the Thor Group mineral are sufficiently positive to enable us to proceed with further exploration programs.  We can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We incurred expenses in the amount of $47,852 for the six month period September 30, 2004 and $8,810 of those expenditures were in incurred in the three month period ended September 30, 2004.  From the period on inception on July 23, 2002 to September 30, 2004, we incurred expenses in the amount of $139,442.  These operating expenses were primarily related to professional fees in connection with our corporate organization relating to audit fees and legal fees.  We anticipate our operating expenses will increase as we undertake our plan of operations, provided further exploration is recommended.  This increase will be attributable to further geological exploration and the professional fees associated with complying with the reporting requirements under the Securities Exchange Act of 1934.

We incurred a loss in the amount of $47,852 for the six month period ended September 30, 2004 and a loss in the amount of $139,442 for the period from inception of July 23, 2002 through September 30, 2004.  Our loss was entirely attributable to operating expenses, organizational costs professional fees and administrative expenses.

Liquidity and Capital Resources

We had cash of $8,440 as of September 30, 2004, compared to cash in the amount of $8,503 as of our fiscal year end on March 31, 2004.  We had a working capital deficiency of $41,305 as of September 30, 2004, compared to working capital of $6,547 as of March 31, 2004.  Our liabilities for the six months ended September 30, 2005 of $49,745 related to accrued professional fees for legal and audit services.

We have not attained profitable operations and are dependent upon obtaining additional financing to pursue further exploration activities. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Item 3.

Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2004.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Baron Bernhard von Wüllerstorff-Ubair, and our Chief Financial Officer, Dr. Edwin Meier.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us that is required to be included in our periodic SEC filings.  There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

32.2

Certification of the Chief Financial Officer pursuant to 18 U.S.C.  Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)

Reports on Form 8-K:

There were no reports on Form 8-K filed by us during the quarter ended September 30, 2004.

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

5.

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

5.

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

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Corumel Minerals Corp. (the “Company”) on Form 10-QSB for the period ended September 30th, 2004, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Baron Bernhard von Wüllerstorff-Ubair, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 that:

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

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Corumel Minerals Corp. (the “Company”) on Form 10-QSB for the period ended September 30th, 2004, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Dr. Edwin Meier, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 that:

1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:

/s/  Dr. Edwin Meier

Dr. Edwin Meier,

Chief Financial Officer

April 7th, 2005