Form 10QSB/A
period 2004-06-30
CORUMEL MINERALs CORP.
filed 2005-06-14
CIK 1243741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB / A

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

575 Madison Avenue, 10th Floor, New York, New York, 10022-2511
(Address of principal executive offices)

(212) 937-8442
(Issuer’s telephone number)

Sihleggstrasse 23, Wollerau, Switzerland, CH 8832
(Former name, former address and former fiscal year if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(3) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 9,270,500 shares of $0.001 par value Common Stock outstanding as at June 9th, 2005.

Transitional Small Business Disclosure Format (check one): Yes [   ] No [ X ]

Page - 1

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

GENERAL

Corumel Minerals Corp.’s (the "Company") unaudited financial statements for the three months ended June 30, 2004 are included with this Form 10-QSB. The unaudited financial statements for the three months ended June 30, 2004 include:

(a)	Consolidated Balance Sheet as of June 30, 2004 and March 31, 2004;
(b)	Consolidated Statement of Operations -Three months ended June 30, 2004 and June 30, 2003 and July 23, 2002 (Date of Inception) to June 30, 2004;
(c)	Consolidated Statement of Cash Flows - Three months ended June 30, 2004 and June 30, 2003 and July 23, 2002 (Date of Inception) to June 30, 2004;
(d)	Notes to Financial Statements.

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

Page - 2

CORUMEL MINERALS CORP.
(An Exploration Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004
(Unaudited)
(Stated in U.S. Dollars)

Page - 3

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

Page - 4

CORUMEL MINERALS CORP.
(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

			CUMULATIVE PERIOD FROM INCEPTION
			JULY 23
	THREE MONTHS ENDED		2002 TO
	JUNE 30		JUNE 30
	2004	2003	2004
Expenses
Commission	$-	$-	$420
Exploration expense	-	750	13,478
Office and sundry	2,391	2,805	21,775
Professional fees	36,651	13,149	94,959

Net Loss For The Period	$39,042	$16,704	$130,632

Basic And Diluted Loss Per Share	$(0.01)	$(0.01)

Weighted Average Number Of Shares Outstanding	9,270,500	8,769,384

See accompanying notes to financial statements

Page - 5

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

Page - 6

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

Page - 7

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

Page - 8

CORUMEL MINERALS CORP.
(An Exploration Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004
(Unaudited)
(Stated in U.S. Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

d)	Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 - “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At June 30, 2004, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

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

Page - 9

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

Page - 10

Further provisions of the Property Acquisition Agreement stipulate that Mr. Howell govern the initial exploration program operations conducted on the Thor Group mineral claims. In that capacity he is referred to as the operator within the mining exploration industry. The operator has the full right, power and authority to do everything necessary or desirable to carry out a program and the project and to determine the manner of exploration of the property. As the operator throughout the initial exploration program, Mr. Howell earned a 15% undivided interest in the Thor Group mineral claims as partial compensation for his services. Mr. Howell was also entitled to charge a fee for his services as operator equaling 7½% of the first $10,000 Cdn. of exploration expenditures and 5% of exploration expenditures thereafter.

If after the initial exploration phase further exploration programs are recommended and Mr. Howell remains as the operator throughout the initial phase, the Property Acquisition Agreement requires that our company and a sole purpose company to be formed by Mr. Howell enter into a formalized joint venture. The purpose of the joint venture will be to further explore the property containing the Thor Group mineral claims with the eventual goal of putting the property into commercial mining production should both a feasibility report recommending commercial production be obtained and a decision to commence commercial production be made. The feasibility report refers to a detailed written report of the results of a comprehensive study on the economic feasibility of placing the property or a portion of the property into commercial mining production.

If this opportunity does not materialize with Mr. Howell and our consulting geologists favor further exploration, we intend to proceed alone on the same basis as we would have were the joint venture formed.

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

Subsequently, on November 11, 2004, Baron Bernhard von Wullerstorff-Urbair and Peter Christen each resigned as a director and as an officer of Corumel, which the remaining directors accepted and which resulted in two vacancies on the board of directors.

Also, on November 11, 2004, Dr. Edwin Meier, the one remaining director of Corumel, consented to and was appointed the President, Chief Executive Officer, Chief Financial Officer, and the Treasurer of Corumel and Didier Llinas consented to and was appointed the Chief Operating Officer and the Corporate Secretary of Corumel.

On January 28, 2005, Didier Llinas and Norman Meier each consented to and were appointed as additional directors to the board of directors of Corumel. Also, on the same day, each of Norman Meier consented to and was appointed as the Chief Executive Officer and President of Corumel to replace Dr. Meier in those offices.

Subsequently, on April 1, 2005, Norman Meier resigned as a director and as the Chief Executive Officer and the President of Corumel, which the remaining directors accepted and which resulted in one vacancy on the board of directors.

Page - 11

Also, on April 1, 2005, Chris Roth consented to and was appointed as an additional director of Corumel by the remaining two directors. Mr. Roth was also appointed the Chief Executive Officer and the President of Corumel Minerals Corp. on the same day, April 1, 2005, by the board of directors.

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

Page - 12

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

Page - 13

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

Page - 14

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

Page - 15

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

Page - 16

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

Page - 17

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

Item 3. Controls and Procedures

Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-QSB, Corumel’s Chief Executive Officer and Chief Financial Officer believe Corumel’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by Corumel in this report is accumulated and communicated to Corumel’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no significant changes in Corumel’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds

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

Page - 18

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

(a) Exhibits -

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

Page - 19

SIGNATURES

In accordance with the requirements of the Exchange Act, Corumel Minerals Corp. has caused this report to be signed on its behalf by the undersigned duly authorized person.

Dated: June 9th, 2005
CORUMEL MINERALS CORP.

By: /s/ Chris Roth
Chris Roth
Chief Executive Officer and Director

By: /s / Dr. Edwin Meier
Dr. Edwin Meier
Chief Financial Officer and Director

Page - 20

Exhibit 31.1

CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Chris Roth, certify that:

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

Date: June 9th, 2005             /s/ Chris Roth
Chris Roth
Chief Executive Officer

Page - 21

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
Date: June 9th, 2005          /s/ Dr. Edwin Meier
Dr. Edwin Meier
Chief Financial Officer

Page - 22

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Corumel Minerals Corp. (the “Company”) on Form 10-QSB for the period ended June 30th, 2004, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Chris Roth, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 that:

1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

        By: /s/ Chris Roth
Chris Roth
Chief Executive Officer
June 9th, 2005

Page - 23

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
      Dr. Edwin Meier
Chief Financial Officer
June 9th, 2005

Page - 24