Form 10QSB/A
period 2004-09-30
CORUMEL MINERALs CORP.
filed 2005-06-14
CIK 1243741

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

(a)	Consolidated Balance Sheet as of September 30, 2004 and March 31, 2004;
(b)	Consolidated Statement of Operations - Six months ended September 30, 2004 and September 30, 2003 and July 23, 2002 (Date of Inception) to September 30, 2004;
(c)	Consolidated Statement of Cash Flows - Six months ended September 30, 2004 and September 30, 2003 and July 23, 2002 (Date of Inception) to September 30, 2004;
(d)	Notes to Financial Statements.

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

Page - 2

CORUMEL MINERALS CORP.
(An Exploration Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004
(Unaudited)
(Stated in U.S. Dollars)

Page - 3

CORUMEL MINERALS CORP.
(An Exploration Stage Company)

INTERIM CONSOLIDATED BALANCE SHEET
(Unaudited)
(Stated in U.S. Dollars)

	SEPTEMBER 30, 2004	MARCH 31, 2004
ASSETS		(Audited)

Current
Cash	$8,440	$8,503

LIABILITIES

Current
Accounts payable and accrued liabilities	$39,972	$1,956
Due to related party (Note 4)	9,773	-
	49,745	1,956

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

We launched an initial exploration program at a cost of approximately $7,500. Mr. Howell governed the initial exploration program operations conducted on the Thor Group mineral claims. As operator, he had the full right, power and authority to do everything necessary or desirable to carry out the program and the project and to determine the manner of exploration of the property. As the operator throughout the initial exploration program, Mr. Howell earned a15% undivided interest in the Thor Group mineral claims as partial compensation for his services.

Page - 10

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

Page - 11

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

Page - 12

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

Page - 13

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

Page - 14

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

Page - 15

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

Page - 16

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

Item 5. Other Information:

None

Page - 17

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
Dr. Edwin Meier,
Chief Financial Officer and Director

Page - 18

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

Page - 19

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

Page - 20

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