Form 10QSB/A
period 2004-12-31
CORUMEL MINERALs CORP.
filed 2005-06-14
CIK 1243741

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

Page - - 1

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

GENERAL

Corumel Minerals Corp.’s (the "Company") unaudited financial statements for the nine months ended December 31, 2004 are included with this Form 10-QSB. The unaudited financial statements for the nine months ended December 31, 2004 include:

(a)	Consolidated Balance Sheet as of December 31, 2004 and March 31, 2004;
(b)	Consolidated Statement of Operations -Six months ended December 31, 2004 and December 31, 2003 and July 23, 2002 (Date of Inception) to December 31, 2004;
(c)	Consolidated Statement of Cash Flows - Six months ended December 31, 2004 and December 31, 2003 and July 23, 2002 (Date of Inception) to December 31, 2004;
(d)	Notes to Financial Statements.

The unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended December 31, 2004 are not necessarily indicative of the results that can be expected for the fiscal year ending March 31, 2005. The Financial Statements have been reviewed and are on file with the Company's Auditor.

Page - - 2

CORUMEL MINERALS CORP.
(An Exploration Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004
(Unaudited)
(Stated in U.S. Dollars)

Page - - 3

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

Page - - 4

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

Page - - 5

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

Page - - 6

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

Page - - 7

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

Page - - 8

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

Page - - 9

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

Page - - 10

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

Due to a lack of funding, we were largely dormant during the three months ended December 31, 2004 and carried on minimal business, consisting of primarily administrative. We did not carry on any work related to the Thor Group mineral claims.

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

Page - - 11

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

Page - - 12

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

Page - - 13

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

Page - - 14

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

Page - - 15

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

Page - - 16

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

Page - - 17

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

Page - - 18

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

Page - - 19

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

Page - - 20

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

Page - - 21

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

Page - - 22