Form 10KSB
period 2005-03-31
CORUMEL MINERALS CORP.
filed 2005-06-29
CIK 1243741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[ X ]	ANNUAL REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  March 31, 2005

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to
Commission file number

CORUMEL MINERALS CORP.
(Name of Small Business Issuer in its charter)

Incorporated in the State of Nevada (State or other jurisdiction of incorporation or organization)	33-1059313 (I.R.S. Employer Identification No.)
575 Madison Avenue, 10th Floor, New York, New York (Address of principal executive offices)	10022-2511 (Zip Code)

Issuer’s telephone number: (212) 937-8442

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered

None	N/A

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

Page - 1

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $97,850 as of June 27, 2005

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at June 27, 2005
shares of common stock - $0.001 par value	9,270,500

Documents incorporated by reference: Exhibit 3.1 (Articles of Incorporation), Exhibit 3.2 (By-laws), Exhibit 10.1 (Property Acquisition Agreement), Exhibit 10.2 (Transfer of Interest Agreement), and Exhibit 10.3 (Amending Agreement) all filed as Exhibits to Corumel’s registration statement on Form SB-2 filed on June 20, 2003.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [ x ]

Page - 2

PART I

Item 1. Description of Business.

(a)	Business Development

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

On May 23, 2003, Corumel acquired 100% ownership in its subsidiary, which was incorporated under the name 660289 B.C. Ltd. under the laws of the Province of British Columbia on December 17, 2002 (the “Subsidiary”). The Subsidiary changed its name to “CMC Exploration Corp.” on June 12, 2003. The Subsidiary was formed for the purpose of carrying out Corumel’s mineral exploration program in British Columbia. On May 23, 2003, Corumel transferred all of its 100% ownership interest in the Thor Claims to the Subsidiary. See Exhibit 10.2 - Transfer of Interest Agreement for more information.

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

(b)	Business of Corumel

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

Page - 3

Thor Claims

The Thor Claims consist of six two-post mineral claims within the New Westminster Mining Division of British Columbia.

Tenure	Claim Name	Owner	Expiry	Area	Tag Number
408168	Thor 7	112364	February 17, 2010	1 unit	722976M
408169	Thor 8	112364	February 17, 2010	1 unit	722977M
408170	Thor 9	112364	February 17, 2010	1 unit	722978M
408171	Thor 10	112364	February 17, 2010	1 unit	722979M
408172	Thor 11	112364	February 17, 2010	1 unit	722980M
408173	Thor 12	112364	February 17, 2010	1 unit	722981M

The Thor Claims cover a total of about 363 acres or about 0.60 square miles. Exploration work to the extent of CDN$100 per unit will be required prior to the expiry date of February 17, 2010, or equivalent cash paid in lieu of work. At the completion of Phase 1 of the mineral exploration program, Corumel had incurred over $7,500 in expenditures, which is approximately equivalent to CDN$9,650. As a result, when the expenditures were registered against the mineral claims, the expiry date on the Thor Claims was extended to February 17, 2010. A maximum of 10 years of work credit may be filed on a mineral claim. If the required exploration work expenditure is not completed and registered in any year or if a payment is not made to the Province of British Columbia in lieu of the required work within that year, the mineral claims will lapse and title with revert to the Province of British Columbia.

William Howell initially staked the Thor Claims in February 2003. In February 2004, Mr. Howell had to re-stake and re-register the Thor Claims as the registration of the mineral claims had lapsed. Staking a claim involves physically marking the boundaries of the mineral claim area on the ground and is the first step in acquiring title to the claim. Once the property is staked, title to the property can be recorded with the British Columbia Ministry of Energy and Mines. Upon Corumel’s purchase of the Thor Claims, Mr. Howell delivered to Corumel a bill of sale for the Thor Claims in a form prescribed by the Ministry of Energy and Mines that will allow Corumel to register the Thor Claims in its name at any time. As Mr. Howell is the operator, for convenience in recording exploration work done on the property and in filing assessment reports with the Ministry of Energy and Mines, management has decided that the mineral claims will remain registered in Mr. Howell’s name, in trust for Corumel, during Phases 1 and 2 of the proposed mineral exploration program.

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

Phase 1 - Work Conducted and Results

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

Phase 2 - Proposed Work

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

Status of Phase 2 of the Mineral Exploration Program

Corumel has not yet commenced Phase 2 of the mineral exploration program on the Thor Claims and does not know when Phase 2 will commence. Corumel has until February 17, 2010 before it must file any previously completed work on the Thor Claims or pay a registration fee in lieu of any work.

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

Patents/Trade Marks/Licences/Franchises/Concessions/Royalty Agreements or Labour Contracts

Neither Corumel and the Subsidiary currently own any patents or trade marks. Also, they are not party to any license or franchise agreements, concessions, royalty agreements or labor contracts arising from any patents or trademarks.

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

Risks associated with Corumel’s business and properties:

1.  Corumel lacks an operating history and has losses that it expects will continue into the future. If the losses continue Corumel will have to suspend operations or cease operations.

Corumel has no operating history upon which an evaluation of its future success or failure can be made. Corumel has incurred significant operating losses since inception and has limited financial resources to support it until such time that it is able to generate positive cash flow from operations. Corumel’s net loss since inception is $153,666. For the year ended March 31, 2005, total operating expenses were $62,076. See “Management Discussion and Analysis” on page 14 for more details.

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

2.  Because Corumel’s auditors have issued a going concern opinion and because its officers and directors will not loan any money to Corumel, it may not be able to achieve its objectives and may have to suspend or cease operations.

Corumel’s auditors have issued a going concern opinion. This means that the auditor doubts that Corumel can continue as an ongoing business for the next twelve months. Because Corumel’s officers and directors are unwilling to loan or advance any additional capital, Corumel may have to suspend or cease operations.

3.  Corumel has no known ore reserves and cannot guarantee that it will find any ore reserves, or if Corumel finds any ore reserves, that production would be profitable. If no ore reserves are found, Corumel may have to cease operations.

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

4.  Corumel does not have sufficient funds to complete each of the Subsidiary’s proposed mineral exploration programs and as a result may have to suspend operations.

Corumel’s mineral exploration programs are limited and restricted by the amount of working capital that Corumel has and is able to raise from financings. Corumel does not have sufficient funds to complete the Subsidiary’s proposed mineral exploration program. As a result, the Subsidiary may have to suspend or cease its operations on the mineral claims.

Page - 9

Corumel’s current operating funds are less than necessary to complete proposed mineral exploration programs of the Subsidiary, and therefore Corumel will need to obtain additional financing in order to complete the proposed mineral exploration program. As of June 27, 2005, Corumel had approximately $2,000 in cash. Corumel currently does not have any operations and has no income. Corumel’s mineral exploration program calls for significant expenses in connection with the exploration of the respective mineral claims. While Corumel has sufficient funds to complete Phase 1 of the proposed mineral exploration program and for ongoing administrative expenses, Corumel will need to raise additional capital of approximately $170,000 to proceed with and complete Phase 2 of the proposed mineral exploration program. Corumel will also require additional financing if the costs of the proposed exploration program are greater than anticipated. Corumel will require additional financing to sustain its business operations if Corumel is not successful in earning revenues once exploration is complete. Obtaining additional financing would be subject to a number of factors, including the market prices for base and precious minerals, investor acceptance of Corumel’s mineral claims, and investor sentiment. These factors may make the timing, amount, terms or conditions of additional financing unavailable to Corumel. The most likely source of future funds presently available to Corumel is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders. The only other anticipated alternatives for the financing of further exploration would be (1) the offering by Corumel of an interest in the mineral claims to be earned by another party or parties carrying out further exploration thereof, which is not presently contemplated, or (2) private loans.

5.  Access to the Thor Claims may be restricted by inclement weather during the year, which may delay Corumel’s proposed mineral exploration programs, which could prevent Corumel from generating revenues.

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

6.  Corumel may not have access to all of the supplies and materials its need for exploration, which could cause Corumel to delay or suspend operations.

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

7.  Because the Province of British Columbia owns the land covered by Corumel’s mineral claims and Native land claims might affect its title to the mineral claims or to British Columbia’s title of the property, Corumel’s business plan may fail.

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

Risks associated with Corumel’s industry:

8.  Because of the speculative nature of exploration of mineral properties, there is a substantial risk that Corumel’s business will fail.

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

Page - 10

9.  The base and precious mineral markets are volatile markets that have a direct impact on Corumel’s revenues and profits and the market conditions will effect whether Corumel will be able to continue its operations.

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

10.  Because of the inherent dangers involved in mineral exploration, there is a risk that Corumel may incur liability or damages as Corumel conducts its business.

The search for valuable minerals involves numerous hazards. As a result, Corumel may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which Corumel cannot insure or against which Corumel may elect not to insure. The payment of such liabilities may have a material adverse effect on Corumel’s financial position.

11.  Corumel faces significant competition in the mineral exploration industry.

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

12.  Government regulation or any change in such regulation may adversely affect Corumel’s business.

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

13.  Corumel may not be able to attract and retain qualified personnel necessary for the implementation of its business strategy and mineral exploration programs.

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

Risks associated with Corumel and its subsidiaries:

14.  No public trading market for Corumel’s common stock may develop and as a result you may not be able to resell your stock.

Currently there is no public trading market for Corumel’s common stock and one may not develop. Therefore there may be no central place, such as a stock exchange or electronic trading system, to resell your common shares of Corumel. Accordingly, if you want to resell your common shares, you will have to locate a buyer and negotiate your own sale.

15.  Corumel does not expect to pay dividends in the foreseeable future.

Corumel has never paid cash dividends on its shares of common stock and has no plans to do so in the foreseeable future. Corumel intends to retain earnings, if any, to develop and expand its business.

16.  “Penny Stock” rules may make buying or selling Corumel’s shares of common stock difficult, and severely limit their market and liquidity.

Trading in Corumel’s shares of common stock is subject to certain regulations adopted by the SEC commonly known as the “penny stock” rules. Corumel’s shares of common stock qualify as penny stocks and are covered by Section 15(g) of the Securities Exchange Act of 1934, which imposes additional sales practice requirements on broker/dealers who sell the shares of common stock in the aftermarket. The “penny stock” rules govern how broker-dealers can deal with their clients and “penny stocks”. For sales of Corumel’s shares of common stock, the broker/dealer must make a special suitability determination and receive from you a written agreement prior to making a sale to you. The additional burdens imposed upon broker-dealers by the “penny stock” rules may discourage broker-dealers from effecting transactions in Corumel’s shares of common stock, which could severely limit their market price and liquidity of its shares of common stock. This could prevent you from reselling your shares and may cause the price of the shares to decline. See “Penny Stock rules” on page 13 for more details.

Item 2. Description of Property.

Corumel, through the Subsidiary, is the beneficial owner of the Thor Claims. The Thor Claims are described in more detail in Item 1.

For the past fiscal year, Corumel was allowed to use office space owned or leased by management on a rent free basis. On May 7, 2005, Corumel moved its office to 575 Madison Avenue, New York, New York, 10022-2511. The telephone number at this office is (212) 937-8442. Corumel leases this office space on a month-to-month basis at a rental of approximately $350 per month.

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

Page - 12

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

(a) Market Information

Currently, Corumel’s shares of common stock are not listed for trading on any exchange or quotation service. However, from February 5, 2004 to September 21, 2004, Corumel’s shares of common stock were quoted on the NASD OTC Bulletin Board under the symbol “CORU” or “CORUE”. However, no shares of common stock were traded and no bids were posted during the time period that Corumel’s shares of common stock were quoted on the NASD OTC Bulletin Board.

(b) Holders of Record

There are approximately 125 holders of record of Corumel’s shares of common stock.

(c) Dividends

Corumel has declared no dividends on its shares of common stock and is not subject to any restrictions that limit its ability to pay dividends on its shares of common stock. Dividends are declared at the sole discretion of Corumel’s Board of Directors.

(d)  Recent Sales of Unregistered Securities

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

In February 2003, Corumel completed an offering of 10,500 shares of common stock at a price of approximately $0.50 per share to a total of 101 purchasers. The total amount Corumel received from this offering was approximately $5,500. Corumel completed the offering pursuant to Regulation S of the Securities Act of 1933. Each purchaser represented to Corumel that he was a non-US person as defined in Regulation S. Corumel did not engage in a distribution of this offering in the United States. Each purchaser represented his intention to acquire the securities for investment only and not with a view toward distribution. Appropriate legends were affixed to the stock certificate issued to each purchaser in accordance with Regulation S. Each purchaser was given adequate access to sufficient information about Corumel to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to any of the purchasers.

There are no outstanding options or warrants to purchase, or securities convertible into, shares of Corumel’s common stock at this time.

(e)	Penny Stock Rules

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

Page - 13

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

Item 6. Management’s Discussion and Analysis or Plan of Operation.

THE FOLLOWING IS A DISCUSSION AND ANALYSIS OF THE CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF CORUMEL MINERALS CORP. FOR THE FISCAL YEARS ENDED MARCH 31, 2005 AND 2004. THE FOLLOWING SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES APPEARING ELSEWHERE HEREIN.

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

Page - 14

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

Page - 15

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

Results of Operations

Revenue

Corumel did not earn any revenues during the year ended March 31, 2005 or for the period from inception (July 23, 2002) to March 31, 2005. Corumel does not anticipate earning revenues until such time as Corumel has entered into commercial production of its mineral properties. Corumel has completed the fieldwork component of Phase 1 of the mineral exploration program on the Thor Claims and on February 25, 2004 Corumel received the geological report from its geological consultants. There is no guaranty that Corumel will locate viable base or precious mineral reserves and if such minerals are discovered that Corumel will enter into commercial production or that if Corumel does locate viable mineralization that Corumel will be able to secure the financing necessary to proceed with extraction of these minerals.

Expenses

Corumel’s expenses decreased by $24,190 or 28% from $86,266 for the year ended March 31, 2004 to $62,076 for the year ended March 31, 2005. The decrease was primarily due to approximately $10,000 in professional fees, and approximately $14,000 in office and general administrative expense. The decrease was due to completing the fieldwork component of Phase 1 of the mineral exploration program of its business, costs associated with obtaining the geological report from its geological consultants and professional fees associated with complying with the reporting requirements under the Securities Exchange Act of 1934. Corumel anticipates its operating expenses will increase if it accepts the recommendations of the geological consultants and embark on the proposed drill program as set out in the geological report.

Corumel incurred expenses in the amount of $153,666 from inception (July 23, 2002) to March 31, 2005. Corumel incurred these expenses on exploration in the amount of $13,478, professional fees of $116,265, commission of $420, agent and filing $1,207 and office and sundry of $22,296.

LIQUIDITY AND FINANCIAL CONDITION

Cash and Working Capital

Corumel had cash of $5,338 and working capital deficiency of $55,529 at March 31, 2005. During the period from inception (July 23, 2002) to March 31, 2005, Corumel used $137,829 in cash for operating activities, primarily for the accumulated deficit of $153,666 offset by an increase in accounts payable and accrued liabilities of $15,837. Cash used in operations was financed by the sale of common stock of $98,137 and related party advances of $45,030. Corumel has a working capital deficit of $55,530 at March 31, 2005. Corumel has accumulated a deficit of $153,666 since inception and has stockholder’s equity deficiency of $55,530.

Page - 16

Corumel has no contingencies or long-term commitments.

Corumel’s independent certified public accountants have stated in their report included in Corumel’s March 31, 2005 Form 10-KSB, that Corumel has no generated revenues and has incurred operating losses and that Corumel is dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about the Corumel’s ability to continue as a going concern.

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

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs— an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on Corumel.

In December 2004, the FASB issued SFAS No.152, “Accounting for Real Estate Time-Sharing Transactions—an amendment of FASB Statements No. 66 and 67” (“SFAS 152) The amendments made by Statement 152 amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. with earlier application encouraged. Corumel does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

Page - 17

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, Corumel will implement the revised standard in the third quarter of fiscal year 2005. Currently, Corumel accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard, which may materially impact Corumel’s results of operations in the third quarter of fiscal year 2005 and thereafter.

On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (“ SFAS 153”). This Statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. Corumel does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

INTERNAL AND EXTERNAL SOURCES OF LIQUIDITY

Corumel has funded its operations primarily from the issuance of common stock and advances from related parties.

While Corumel has raised capital to meet its working capital and financing needs in the past, additional financing is required in order to meet its current and projected cash flow deficits from operations and development. Corumel is seeking financing in the form of equity in order to provide the necessary working capital. Corumel currently has no commitments for financing. There is no guarantee that Corumel will be successful in raising the funds required.

By adjusting its operations and development to the level of capitalization , management believes it has suffucient capital resources to meet projected cash flow deficits through the next 12 months. However, if thereafter, Corumel is not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to Corumel, this could have a material adverse effect on its business, results of operations, liquidity and financial condition.

Product Research and Development

Management does not anticipate incurring material research and development expenditures during the next 12 months.

Acquisition or Disposition of Plant and Equipment

Management does not anticipate the sale of any significant property, plant or equipment during the 12 months. Management does not anticipate the acquisition of any significant property, plant or equipment during the next 12 months.

Number of Employees

From Corumel’s inception through the period ended March 31, 2005, Corumel has relied on the services of outside consultants for services and currently has no full time employees. In order for Corumel to attract and retain quality personnel, management anticipates Corumel will have to offer competitive salaries to future employees. Corumel does not anticipate its employment base will significantly change during the next 12 months. As Corumel continues to expand, Corumel will incur additional cost for personnel. This projected increase in personnel is dependent upon Corumel generating revenues and obtaining sources of financing. There is no guarantee that Corumel will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

Off-Balance Sheet Arrangements

Corumel does not maintain off-balance sheet arrangements nor does it participate in non-exchange traded contracts requiring fair value accounting treatment.

INFLATION

Management does not believe that inflation will have a material impact on its future operations.

Page - 18

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

Forward-looking statements in this Form 10-KSB include statements regarding the following expectations:

(1)	The exploration program is designed to explore for commercially viable deposits of base and precious minerals, such as lead, gold, silver, barium, mercury, copper, and zinc minerals.
(2)	The a bill of sale for the Thor Claims is in a form prescribed by the Ministry of Energy and Mines that will allow Corumel at any time to register the Thor Claims in its name at any time.
(3)	The Province of British Columbia owns the land covered by the mineral claims.
(4)	It is possible that a native land claim could be made in the future.
(5)	The federal and provincial government policy is to consult with potentially affected native bands and other stakeholders in the area of any potential mining.
(6)
If Corumel should encounter a situation where a person or group claims an interest in the Thor Claims, Corumel may chose to provide compensation to the affected party in order to continue with its mineral exploration work, or if such an option is not available, Corumel may have to relinquish its interest in the Thor Claims.

(7)	Exploratory work on the Thor Claims conducted by prior owners has indicated some potential showings of mineralization.
(8)	Analysis of samples indicated sub-economic silver and zinc values throughout the altered zone.
(9)	Corumel intends to remove any mineralized material, if economically viable
(10)
If mineralized material is found on any of Corumel’s mineral exploration projects and removal is warranted, and Corumel does not have adequate working capital to do so, Corumel will have to sell additional shares of common stock or borrow money to finance the cost of removing the mineralized material.

(11)	There is no assurance that Corumel will have the working capital to remove the mineralized material from its mineral exploration projects, if warranted.
(12)	There is no assurance Corumel will be able to raise additional working capital through equity or debt financing.
(13)	That significant volumes of altered rock with disseminated sulphides exist at depth beneath the tested zones.
(14)	Phase 2 of the mineral exploration program on the Thor Claims will cost approximately $70,000.
(15)
Proposed mineral exploration program will consist of (1) a drilling program to test mineralization at deeper levels and along the identified zones to determine geology, trend of alteration, and any weak mineralization, (2) additional induced polarization surveys to be conducted on the zones, and (3) review of drilling program.

(16)	Any existing or probable governmental will not materially affect Corumel’s current business, including any applicable environmental laws.
(17)	Mineral exploration code will not apply to Corumel provided that the work to be done as part of its exploration program does not involve any mechanical disturbance of the surface of the Thor Claims.
(18)	Corumel will secure all necessary permits for exploration and will final plans of operation prior to the commencement of any mineral exploration operations.
(19)	Management anticipates no discharge of water into active stream, creek, river, lake or any other body of water regulated by environmental law or regulation.
(20)	No endangered species will be disturbed.
(21)	Re-contouring and re-vegetation of disturbed surface areas will be completed pursuant to law.
(22)	Any portals, adit or shafts will be sealed upon abandonment of the mineral exploration process.
(23)
Changes to current local, state or federal laws and regulations in the jurisdictions where Corumel operates could require additional capital expenditures and increased operating and/or reclamation costs.

(24)	If any of the following risks actually occur, Corumel’s business and financial results could be harmed. In that case, the trading price of Corumel’s shares of common stock could decline.
(25)	Corumel has limited financial resources to support it until such time that it is able to generate positive cash flow from operations.
(26)	Corumel expects to incur operating losses in future periods.
(27)	Failure to generate revenues may cause Corumel to suspend or cease operations.
(28)	Because Corumel’s officers and directors are unwilling to loan or advance any additional capital, Corumel may have to suspend or cease operations.
(29)	Corumel’s mineral exploration programs are limited and restricted by the amount of working capital that Corumel has and is able to raise from financings.

Page - 19

(30)	The most likely source of future funds presently available is through the sale of equity capital.
(31)
Should Corumel encounter a situation where a native person or group claims and interest in its mineral claims, Corumel may be unable to provide compensation to the affected party in order to continue with its mineral exploration work, or if such an option is not available, Corumel may have to relinquish its interest in these claims.

(32)	Governmental regulations or any change in such regulation may adversely affect Corumel’s business.
(33)	Corumel may not be able to attract and retain qualified personnel necessary for the implementation of its business strategy and mineral exploration programs.
(34)	The market price of Corumel’s shares of common stock may fluctuate in the future.
(35)
A small number of Corumel’s stockholders own a substantial amount of Corumel’s shares of common stock, and if such stockholders were to sell those shares in the public market within a short period of time, the price of Corumel’s shares of common stock could drop significantly.

(36)	Corumel does not expect to pay dividends in the foreseeable future.
(37)
Unless Corumel locates a commercially viable source for base or precious minerals and until such time as Corumel achieves significant revenues from the sale of base or precious minerals Corumel will continue to incur losses.

(38)	Corumel is not currently conducting any research and development activities. Corumel does not anticipate conducting such activities in the near future.
(39)	Corumel does not have plans to purchase any significant equipment or change the number of employees during the next twelve months.
(40)	Corumel does not anticipate earning revenues until such time as Corumel has entered into commercial production of its mineral properties.
(41)	Corumel anticipates its operating expenses will increase if it accepts the recommendations of the geological consultants and embark on the proposed drill program as set out in the geological report.

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

Item 7. Financial Statements

See audited consolidated financial statements for the year ended March 31, 2005 and 2004, and for the period from July 23, 2002 (date of inception) to March 31, 2005 attached as Exhibit A to this Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Effective May 12, 2005, Corumel’s board of directors approved a change in Corumel’s independent auditors. None of the reports of Morgan & Company, Chartered Accountants on the financial statements of Corumel for the past two years contained any adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles. Although audited statements prepared by Morgan & Company, Chartered Accountants contained a going concern qualification, such financial statements did not contain any adjustments for uncertainties stated therein, nor have there been at any time, disagreements between Corumel and Morgan & Company, Chartered Accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

Page - 20

Corumel retained the accounting firm of Russell Bedford Stefanou Mirchandani, LLP, Certified Public Accountants to serve as its independent accountants to audit its financial statements beginning with the year ended March 31, 2005. This engagement became effective May 12, 2005. Prior to its engagement as Corumel’s independent auditors, Russell Bedford Stefanou Mirchandani, LLP, Certified Public Accountants had not been consulted by Corumel either with respect to the application of accounting principles to a specific transaction or the type of audit opinion that might be rendered on Corumel’s financial statements or on any other matter that was the subject of any prior disagreement between Corumel and its previous certifying accountants.

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

Item 8B.     Other Information.

During the fourth quarter of the fiscal year covered by this Form 10-KSB, Corumel had no information to be disclosed as required on a Form 8-K, except for the following:

Item 5.02 - Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers. On November 11, 2004, Baron Bernhard von Wullerstorff-Urbair and Peter Christen each resigned as a director and as an officer of Corumel, which the remaining directors accepted and which resulted in two vacancies on the board of directors. Also, on November 11, 2004, Dr. Edwin Meier, the one remaining director of Corumel, consented to and was appointed the President, Chief Executive Officer, Chief Financial Officer, and the Treasurer of Corumel Minerals Corp. and Didier Llinas consented to and was appointed the Chief Operating Officer and the Corporate Secretary of Corumel.

Next, on January 28, 2005, Didier Llinas and Norman Meier each consented to and were appointed as additional directors to the board of directors of Corumel. Also, on the same day, Norman Meier consented to and was appointed as the Chief Executive Officer and President of Corumel to replace Dr. Meier in those offices. See Corumel’s Form 8-K filed on June 8, 2005 for more details on the change of directors and officers.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

(a) Identify Directors and Executive Officers

Each director of Corumel or its subsidiaries holds office until (i) the next annual meeting of the stockholders, (ii) his successor has been elected and qualified, or (iii) the director resigns.

Page - 21

Corumel’s and its subsidiaries’ management teams are listed below.

Management Teams
Name of Directors and Officers	Corumel Minerals Corp.	CMC Exploration Corp.
Chris Roth	Director, CEO, President,	Director, President, Secretary
Dr. Edwin Meier	Director, CFO, Treasurer	n/a
Didier Llinas	Director, Corporate Secretary	n/a

Chris Roth ● Mr. Roth (53) has been a director and the CEO and president of Corumel since April 1, 2005. From 2002 to 2004, Mr. Roth was the director of GLOBALOFFICE24 AG. Mr. Roth supervised and was responsible for the 140 employees of GLOBALOFFICE24 AG. GLOBALOFFICE24 AG was a Human Resources company that provided Consulting and IT services to its clients and operated offices in several countries, including Switzerland, Germany, Bosnia and Poland. Also, since 1991, Mr. Roth has been a management consultant and a leadership- and management-coach to several Fortune 500 customers, such as General Motors, Dow Chemical, R.J. Reynolds, UBS, Citibank, Haniel Group, and Zürich Versicherung.

Dr. Edwin Meier● Professor Meier (64) has been a director and the CFO of Corumel since April 1, 2004. Professor Meier has been the Dean, a professor, consultant and trainer at the SBS Swiss Business School since 1993. Also since 1993, Professor Meier has been a seminar trainer and lecturer and a visiting professor at the Institute of National Economy in Moscow. Since 2003, Professor Meier has been the President and a professor at the SMA Swiss Management Academy in Dubendorf, Italy, Kenya and Singapore. Professor Meier is also currently the CFO of PWM AG, a private Swiss company.

Didier Llinas ● Mr. Llinas (52) has been the Corporate Secretary of Corumel since November 11, 2004 and a director of Corumel since January 28, 2005. Since 2004, Mr. Llinas has been a managing director of Lobaye Gold SARL, a mineral exploration company operating in the Republic of Central Africa. From 1999 to 2003, Mr. Llinas was a managing director of SECOMA, another mineral exploration company operating in the Republic of Central Africa

(b) Identify Significant Employees

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

Page - 22

(e) Compliance with Section 16(a) of the Exchange Act.

All reports were filed with the SEC on a timely basis and Corumel is not aware of any failures to file a required report during the period covered by this annual report, with the exception of the following. Chris Roth and Didier Llinas failed to file a Form 3 (Initial Form of Beneficial Ownership) in a timely manner upon becoming affiliates of Corumel. Also, none of Dr. Edwin Meier, Baron Bernhard von Wüllerstorff-Urbair, Peter Christen, Norman Meier or Didier Llinas filed a Form 5 in a timely manner or provided Corumel with a written representation that a Form 5 was not required.

(f) Audit Committee Financial Expert

Corumel has no financial expert. Management believes the cost related to retaining a financial expert at this time is prohibitive. Further, because of Corumel’s limited operations, management believes the services of a financial expert are not warranted.

(g) Identification of Audit Committee

Corumel does not have a separately-designated standing audit committee. Rather, Corumel’s entire board of directors perform the required functions of an audit committee. Chris Roth, Dr. Edwin Meier and Didier Llinas are the only members of Corumel’s audit committee. None of the directors meet the independent requirements for an audit committee member. Corumel’s audit committee is responsible for: (1) selection and oversight of Corumel’s independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by Corumel’s employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. Corumel has adopted an audit committee charter. See Exhibit 99.2 - Audit Committee Charter for more information.

(h) Disclosure Committee and Charter

Corumel has a disclosure committee and disclosure committee charter. Corumel’s disclosure committee is comprised of all of its officers and directors. The purpose of the committee is to provide assistance to the chief executive officer and the chief financial officer in fulfilling their responsibilities regarding the identification and disclosure of material information about Corumel and the accuracy, completeness and timeliness of Corumel’s financial reports. See Exhibit 99.3 - Disclosure Committee Charter for more information.

(i) Code of Ethics

Corumel has adopted a code of ethics that applies to all its executive officers and employees, including its CEO and CFO. See Exhibit 99.1 - Code of Ethics for more information. Corumel undertakes to provide any person with a copy of its code of ethics free of charge. Please contact Chris Roth at 011-973-735-3968 to request a copy of Corumel’s code of ethics. Management believes Corumel’s code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Page - 23

Item 10. Executive Compensation.

Corumel paid no compensation to its named executive officers during its fiscal year ending March 31, 2005.

SUMMARY COMPENSATION TABLE

Long-term compensation
		Annual compensation			Awards	Payouts
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Other annual compen-sation ($) (e)	Restricted stock awards ($) (f)	Securities underlying options/ SARs (#) (g)	LTIP Payouts ($) (h)	All other compen-sation ($) (i)
Chris Roth CEO April 2005 - present	2003 2004 2005	n/a n/a n/a	n/a n/a n/a	n/a n/a n/a	n/a n/a n/a	n/a n/a n/a	n/a n/a n/a	n/a n/a n/a
Dr. Edwin Meier CFO April 2004 - present	2003 2004 2005	n/a n/a nil	n/a n/a nil	n/a n/a nil	n/a n/a nil	n/a n/a nil	n/a n/a nil	n/a n/a nil
Norman Meier CEO Nov 2004 - April 2005	2003 2004 2005	n/a n/a nil	n/a n/a nil	n/a n/a nil	n/a n/a nil	n/a n/a nil	n/a n/a nil	n/a n/a nil
Baron Bernhard von Wüllerstorff-Urbair CEO and President April 2004 - Nov 2004	2003 2004 2005	n/a n/a nil	n/a n/a nil	n/a n/a nil	n/a n/a nil	n/a n/a nil	n/a n/a nil	n/a n/a nil
Bruce P. Young CEO and CFO July 2002 - Mar 2004	2003 2004 2005	nil n/a n/a	nil n/a n/a	nil n/a n/a	nil n/a n/a	nil n/a n/a	nil n/a n/a	nil n/a n/a

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

Page - 24

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

(a) Security Ownership of Certain Beneficial Owners (more than 5%)

Management is currently not aware of any beneficial owners with a security ownership of more than 5%.

(b) Security Ownership of Management

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner	(4) Percent of Class [1]
shares of common stock	Chris Roth 105 New England Avenue, #7 Summit, New Jersey, 07901	0	0%
shares of common stock	Dr. Edwin Meier Bordackerstr. 62 / Postfach 1208 CH-8610, Uster, Switzerland	0	0%
shares of common stock	Didier Llinas BP 1084, Rue de l’Independance Bangui, Central African Republic	0	0%
shares of common stock	Directors and Executive Officers (as a group)	0	0%

[1] Based on 9,270,500 shares of common stock issued and outstanding as of June 27, 2005.

(c) Changes in Control

Corumel is not aware of any arrangement that may result in a change in control of Corumel, with the exception that Corumel is currently negotiating for the acquisition or possible merger with a private mineral exploration company, which, depending on the terms of the transaction, may result in a change of control of Corumel.

Page - 25

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

Item 13. Exhibits

(a) Index to and Description of Exhibits.

Exhibit	Description	Status
Exhibit A	Audited Financial Statements for the period ended March 31, 2005 and 2004, and for the period from July 23, 2002 (date of inception) to March 31, 2005.	Included
3.1	Articles of Incorporation filed as an Exhibit to Corumel’s registration statement on Form SB-2 filed on June 20, 2003, and incorporated herein by reference.	Filed
3.2	Bylaws filed as an Exhibit to Corumel’s registration statement on Form SB-2 filed on June 20, 2003, and incorporated herein by reference.	Filed
10.1

Property Acquisition Agreement dated March 28, 2003 between Corumel Minerals Corp. and William A. Howell, filed as an Exhibit to Corumel’s registration statement on Form SB-2 filed on June 20, 2003, and incorporated herein by reference.

Filed
10.2
Transfer of Interest Agreement dated May 29 between Corumel Minerals Corp. and William A. Howell filed as an Exhibit to Corumel’s registration statement on Form SB-2 filed on June 20, 2003, and incorporated herein by reference
Filed
10.3
Amending Agreement dated June 2, 2003 to the Property Acquisition Agreement between, Corumel Minerals Corp. and William A. Howell filed as an Exhibit to Corumel’s registration statement on Form SB-2 filed on June 20, 2003, and incorporated herein by reference
Filed
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included
99.1	Code of Ethics, filed as an Exhibit to Corumel’s annual report on Form 10-KSB filed on July 14, 2004.	Filed
99.2	Audit Committee Charter, filed as an Exhibit to Corumel’s annual report on Form 10-KSB filed on July 14, 2004.	Filed
99.3	Disclosure Committee Charter, filed as an Exhibit to Corumel’s annual report on Form 10-KSB filed on July 14, 2004.	Filed

Page - 26

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

2005 - $0 - Russell Bedford Stefanou Mirchandani, LLP, Certified Public Accountants
2004 - $3,760 - Morgan & Company, Chartered Accountants

(2)   Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Corumel’s financial statements and are not reported in the preceding paragraph were:

2005 - $0 - Russell Bedford Stefanou Mirchandani, LLP, Certified Public Accountants
2004 - $0 - Morgan & Company, Chartered Accountants

(3)   Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were:

2005 - $0 - Russell Bedford Stefanou Mirchandani, LLP, Certified Public Accountants
2004 - $0 - Morgan & Company, Chartered Accountants

(4)   All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) above were:

2005 - $0 - Russell Bedford Stefanou Mirchandani, LLP, Certified Public Accountants
2004 - $0 - Morgan & Company, Chartered Accountants

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

Page - 27

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, Corumel has caused this report to be signed on its behalf by the undersigned duly authorized person.

CORUMEL MINERALS CORP.

By:/s/ Chris Roth
Name:Chris Roth
Title: Director and CEO
Dated: June 29, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Corumel and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date
/s/ Chris Roth	President, Principal Executive Officer, Chief Executive Officer and a member of the Board of Directors	29 June 2005
/s/ Dr. Edwin Meier	Treasurer, Principal Financial Officer, Chief Financial Officer and a member of the Board of Directors	29 June 2005
/s/ Didier Llinas	Secretary and a member of the Board of Directors	29 June 2005

Page - 28

Exhibit 31

Page - 29

CORUMEL MINERALS CORP.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Chris Roth, certify that:

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

Date: June 29, 2005

/s/ Chris Roth
Chris Roth
Chief Executive Officer

Page - 30

CORUMEL MINERALS CORP.
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

Date: June 29, 2005

/s/ Dr. Edwin Meier
Dr. Edwin Meier
Chief Financial Officer

Page - 31

Exhibit 32

Page - 32

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Corumel Minerals Corp. (“Corumel”) on Form 10-KSB for the period ending March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Chris Roth, President and Chief Executive Officer of Corumel and a member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of Corumel.

/s/ Chris Roth
Chris Roth
Chief Executive Officer

June 29, 2005

Page - 33

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Corumel Minerals Corp. (“Corumel”) on Form 10-KSB for the period ending March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Dr. Edwin Meier, Treasurer, and Chief Financial Officer of Corumel and a member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of Corumel.

/s/ Dr. Edwin Meier
Dr. Edwin Meier
Chief Financial Officer
June 29, 2005

Page - 34

EXHIBIT A

Page - 35

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FINANCIAL STATEMENTS

MARCH 31, 2005 AND 2004

FORMING A PART OF ANNUAL REPORT
PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

CORUMEL MINERALS CORP.
(A development stage company)

Page - 36

CORUMEL MINERALS CORP.
(A development stage company)

Page - 37

RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
Certified Public Accountants

REPORT OF REGISTERED INDEPENDENT CERTIFIED PUBLIC ACCOUNTING FIRM

Board of Directors
Corumel Minerals Corp.
(A Development Stage Company)
New York, New York

We have audited the consolidated balance sheet of Corumel Minerals Corp. and its wholly-owned subsidiary (the “Company”), a development stage company, as of March 31, 2005, and the related consolidated statements of losses, deficiency in stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based upon our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at March 31, 2005 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note G, the Company has not established a source of revenue and has suffered recurring losses from operations since inception, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note G. The accompanying statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
Russell Bedford Stefanou Mirchandani LLP
Certified Public Accountants
McLean, Virginia
June 17, 2005

F 3

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
Corumel Minerals Corp.
(An exploration stage company)

We have audited the accompanying consolidated balance sheet of Corumel Minerals Corp. (an exploration stage company) as at March 31, 2004 and the consolidated statements of operations, stockholders’ equity, and cash flows for the year ended March 31, 2004, and for the cumulative period from July 23, 2002 (date of inception) to March 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at March 31, 2004 and the results of its operations and its cash flows for the periods indicated in conformity with accounting principles generally accepted in the United States.

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

Vancouver, Canada “Morgan & Company”
June 15, 2004Chartered Accountants

F 4

CORUMEL MINERALS CORP.
(A development stage company)
CONSOLIDATED BALANCE SHEET
MARCH 31, 2005

ASSETS:
Cash and cash equivalents	$5,338

Total assets	$5,338

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY:
Accounts payable and accrued liabilities	$15,837
Advances from related parties (Note B)	45,030
Total current liabilities	60,867

Commitments and contingencies (Note F)	-

Deficiency in stockholders' equity:
Preferred stock 10,000,000 shares authorized, par value $.001 per share; none issued and outstanding at March 31, 2005 (Note C)	-
Common stock, 90,000,000 shares authorized; par value $ .001 per share; 9,270,500 shares issued and outstanding at March 31, 2005 (Note C)	9,271
Additional paid-in capital	88,866
Deficit accumulated during development stage	(153,666)
Total deficiency in stockholders' equity	(55,529)
Total liabilities and deficiency in stockholders' equity	$5,338

See accompanying notes to consolidated financial statements

F 5

CORUMEL MINERALS CORP.
(A development stage company)
CONSOLIDATED STATEMENTS OF LOSSES

			For the period from July 23, 2002 (date of inception) through March 31, 2005
	March 31, 2005	March 31, 2004
Costs and Expenses:
General and Administrative	$62,076	$86,266	$153,666
Total Operating Expense	62,076	86,266	153,666

Loss from Operations	(62,076)	(86,266)	(153,666)

Provision for Income Taxes	-	-	-

Net Loss	$(62,076)	$(86,266)	$(153,666)

Loss per common share (basic and assuming dilution) (Note E)	$(0.01)	$(0.01)

Weighted average common shares outstanding	9,270,500	9,270,500

See accompanying notes to consolidated financial statements

F 6

CORUMEL MINERALS CORP.
(A development stage company)
CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD JULY 22, 2002 (DATE OF INCEPTION) THROUGH MARCH 31, 2005

	Common Shares	Stock Amount	Additional Paid in Capital	Common Stock Subscription	Deficit Accumulated During Development Stage	Total
Issuance of common stock in July 2002 in exchange for cash at $0.01 per share, net of costs and fees	5,500,000	$5,500	49,500	$-	$-	$55,000
Shares issued in August 2002 in exchange for cash at $.01 per share, net of costs and fees	3,760,000	3,760	33,840	-	-	37,600
Shares issued in February 2003 in exchange for cash at approximately $.50 per share, net of costs and fees	10,500	11	5,527	-	-	5,537
Net Loss	-	-	-	-	(5,324)	(5,324)
Balance at March 31, 2003	9,270,500	$9,271	$88,867	$-	$(5,324)	$92,813
Net loss	-	-	-	-	(86,266)	(86,266)
Balance at March 31, 2004	9,270,500	$9,271	$88,867	$-	$(91,590)	$6,547
Net loss	-	-	-	-	(62,076)	(62,076)
Balance at March 31, 2005	9,270,500	$9,271	$88,867	$-	$(153,666)	$(55,529)

See accompanying notes to consolidated financial statements

F 7

CORUMEL MINERALS CORP.
(A development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the twelve months ended March 31		For the period from July 23, 2002 (date of inception) through March 31, 2005
	2005	2004
INCREASE (DECREASE) IN CASH AND EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from development stage operations	$ (62,076)	$ (86,266)	$ (153,666)
Adjustments to reconcile net loss from development stage operations to cash used for operating activities:
Changes in assets and liabilities:
Accounts payable and accrued expenses	13,881	384	15,837
NET CASH (USED IN) OPERATING ACTIVITIES	(48,195)	(85,882)	(137,829)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and stock subscription, net of costs and fees (Note C)	-	-	98,137
Proceeds from related parties advances, net of repayments (Note B)	45,030	-	45,030
NET CASH PROVIDED BY FINANCING ACTIVITIES	45,030	-	143,167

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,165)	(85,882)	5,338

Cash and cash equivalents at the beginning of the period	8,503	94,385	-

Cash and cash equivalents at the end of the period	$5,338	$8,503	$5,338

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	$-	$-	$-
Income taxes paid	-	-	-

See accompanying notes to consolidated financial statements

F 8

CORUMEL MINERALD CORP.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005 AND 2004

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Business and Basis of Presentation

Corumel Minerals Corp. (the "Company") was reincorporated under the laws of the State of Nevada on July 23, 2002. On May 2003, the Company acquired all of the issued and outstanding shares of CMC Exploration Corp., a British Columbia company. At March 31, 2005 CMC Exploration Corp was dormant. The Company has been in the gold, silver and other mineral exploration business since its formation. The Company has not commenced significant operations and is considered a development stage Company, as defined by Statement of Financial Accounting Standards No. 7 (“SFAS 7”). To date the Company has generated no revenues, has incurred expenses, and has sustained losses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through March 31, 2005, the Company has accumulated losses of $153,666.

The consolidated financial statements include the accounts of Corumel Minerals Corp. and its wholly-owned subsidiary, CMC Exploration Corp. Significant intercompany transactions and accounts have been eliminated in consolidation.

Reclassifications

Certain reclassifications have been made in prior year’s financial statements to conform to classifications used in the current year.

Cash and Cash Equivalents

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.

Income Taxes

The Company has implemented the provisions on Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (“SFAS 109”). SFAS 109 requires that income tax accounts be computed using the liability method. Deferred taxes are determined based upon the estimated future tax effects of differences between the financial reporting and tax reporting bases of assets and liabilities given the provisions of currently enacted tax laws.

Net Earnings (Losses) Per Common Share

The Company computes earnings per share under Financial Accounting Standard No. 128, "Earnings Per Share" (SFAS 128). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options and warrants (calculated using the treasury stock method). During the year ended March 31, 2005 and 2004, and for the period from July 23, 2002 (date of inception) to March 31, 2005, common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

F 9

CORUMEL MINERALD CORP.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005 AND 2004

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 2 (“SFAS 2”), “Accounting for Research and Development Costs.” Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred no expenditures on research and product development for the years ended March 31, 2005 and 2004, and for the period from July 23, 2002 (date of inception) to March 31, 2005.

Foreign Currency Translation

The Company translates the foreign currency financial statements in accordance with the requirements of Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation.” Assets and liabilities are translated at current exchange rates in effect during the period. Resulting translation adjustments are recorded as a separate component in stockholder’s equity. Foreign currency transaction gains and losses are included in the statement of operations.

Mineral Property Payments and Exploration Costs

The Company expenses all costs related to the acquisition, maintenance and exploration of mineral claims in which it has secured exploration rights prior to establishment of proven and probable reserves. To date, the Company has not established the commercial feasibility of its exploration prospects, therefore, all costs are being expensed.

Liquidity

To date the Company has generated no revenues, has incurred expenses, and has sustained losses. As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $62,076 during the year ended March 31, 2005 and $86,266 during the year ended March 31, 2004. The Company’s current liabilities exceeded its current assets by $55,529 as of March 31, 2005. For the period from inception through March 31, 2005, the Company has accumulated losses of $153,666. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.

Comprehensive Income (Loss)

The Company adopted Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”. SFAS No. 130 establishes standards for the reporting and displaying of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. SFAS No. 130 requires other comprehensive income (loss) to include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities.

F 10

CORUMEL MINERALD CORP.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005 AND 2004

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments.

Stock Based Compensation

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (“SFAS No. 148”), "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended March 31, 2005 and 2004 and will adopt the interim disclosure provisions for its financial reports for the subsequent periods. The Company has no awards of stock-based employee compensation outstanding at March 31, 2005.

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123R (revised 2004), "Share-Based Payment" which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation". Statement 123R supersedes APB opinion No. 25, "Accounting for Stock Issued to Employees", and amends FASB Statement No. 95, "Statement of Cash Flows". Generally, the approach in Statement 123R is similar to the approach described in Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. On April 14, 2005, the SEC amended the effective date of the provisions of this statement. The effect of this amendment by the SEC is that the Company will have to comply with Statement 123R and use the Fair Value based method of accounting no later than the first quarter of 2006. Management has not determined the impact that this statement will have on Company's consolidated financial statements.

Segment Information

Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”) establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The information disclosed herein materially represents all of the financial information related to the Company’s principal operating segment.

F 11

CORUMEL MINERALD CORP.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005 AND 2004

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment

Property and equipment are stated at cost. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. For financial statement purposes, property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives.

Long-Lived Assets

The Company has adopted Statement of Financial Accounting Standards No. 144 (“SFAS 144”). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should an impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Revenue Recognition

For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, REVENUE RECOGNITION ("SAB104"), which superceded Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. SAB 104 incorporates Emerging Issues Task Force 00-21 ("EITF 00-21"), MULTIPLE-DELIVERABLE REVENUE ARRANGEMENTS. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF 00-21 on the Company's consolidated financial position and results of operations was not significant.

Advertising

The Company follows the policy of charging the costs of advertising to expenses as incurred. The Company incurred no advertising costs during the years ended March 31, 2005 and 2004, and for the period from July 23, 2002 (date of inception) to March 31, 2005.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and related party receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The Company does not have accounts receivable and allowance for doubtful accounts at March 31, 2005.

F 12

CORUMEL MINERALD CORP.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005 AND 2004

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs— an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

In December 2004, the FASB issued SFAS No.152, “Accounting for Real Estate Time-Sharing Transactions—an amendment of FASB Statements No. 66 and 67” (“SFAS 152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. with earlier application encouraged. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the third quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard, which may materially impact the Company’s results of operations in the third quarter of fiscal year 2005 and thereafter.

On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (“ SFAS 153”). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

F 13

CORUMEL MINERALD CORP.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005 AND 2004

NOTE B - ADVANCES FROM RELATED PARTIES

During the year ended March 31, 2005, entities controlled by the Company’s directors advanced funds to the Company for working capital purposes. Total amount due to related parties amounted $45,030 at March 31, 2005. The amounts advanced are unsecured, non-interest bearing and have no specific terms of repayment.

NOTE C - CAPITAL STOCK

The Company is authorized to issue 10,000,000 shares of preferred stock with par value $.001 per share, and 90,000,000 shares of common stock with par value of $.001 per share. As of March 31, 2005, the Company has no preferred stock issued and outstanding. The Company has 9,270,500 shares of common stock issued and outstanding at March 31, 2005.

During the year ended March 31, 2003, the Company issued an aggregate of 9,270,000 shares of common stock in exchange for $98,137 of proceeds, net of costs and fees.

NOTE D - INCOME TAXES

Statement of Financial Accounting Standards No. 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between income reported for financial reporting purposes and income tax purposes are insignificant.

For income tax reporting purposes, the Company’s aggregate unused net operating losses approximate $154,000 which expires through 2025, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The deferred tax asset related to the carryforward is approximately $43,000. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

Components of deferred tax assets as of March 31, 2005 are as follows:

Non current:
Net operating loss carryforward	$43,000
Valuation allowance	(43,000)
Net deferred tax asset	$-

NOTE E - LOSSES PER COMMON SHARE

The following table presents the computation of basic and diluted loss per share:
	March 31, 2005	March 31, 2004
Net loss available for common shareholders	$(62,076)	$(86,266)
Basic and fully diluted loss per share	$(0.01)	$(0.01)
Weighted average common shares outstanding, as adjusted	9,270,500	9,270,500

F 14

CORUMEL MINERALD CORP.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005 AND 2004

NOTE F - COMMITMENTS AND CONTINGENCIES

Litigation

The Company is subject to other legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

NOTE G - GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements during the years ended March 31, 2005 and 2004, the Company incurred losses of $62,076 and $86,266, respectively. The Company’s current liabilities exceeded its current assets by $55,529 and the accumulated deficit amounted $153,666 as of March 31, 2005. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company's existence is dependent upon management's ability to develop profitable operations and resolve its liquidity problems. Management anticipates the Company will attain profitable status and improve its liquidity through the strategic acquisition of businesses and continued business development, and additional equity investment in the Company. The accompanying consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

In order to improve the Company’s liquidity, the Company is actively pursuing additional equity financing through discussions with investment bankers and private investors. There can be no assurance the Company will be successful in its effort to secure additional equity financing.

If operations and cash flows continue to improve through these efforts, management believes that the Company can continue to operate. However, no assurance can be given that management’s actions will result in profitable operations or the resolution of its liquidity problems.

F 15