Form 10QSB
period 2005-06-30
CORUMEL MINERALS CORP.
filed 2005-08-15
CIK 1243741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2005

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________________to__________________

Commission file number 000-30919

CORUMEL MINERALS CORP.
(Exact name of small business issuer as specified in its charter)

Incorporated in the State of Nevada (State or other jurisdiction of incorporation or organization)	33-1059313 (I.R.S. Employer Identification No.)
575 Madison Avenue, 10th Floor, New York, New York, 10022-2511 (Address of principal executive offices)
212-937-8442 (Issuer’s telephone number)
(Former name, former address and former fiscal year, if changed since last report)

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.
Class	Outstanding at August 12, 2005
Common Stock - $0.0001 par value	9,270,500

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [ X ]

Page - 1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Corumel Minerals Corp.’s unaudited financial statements for the three months ended June 30, 2005 are included with this Form 10-QSB. The unaudited financial statements for the three months ended June 30, 2005 include:

(a)	Condensed Consolidated Balance Sheets:
June 30, 2005 and March 31, 2005

(b)	Condensed Consolidated Statements of Losses:
Three Months Ended June 30, 2005 and 2004
For the period July 23, 2002 (Date of Inception) through June 30, 2005

(c)	Condensed Consolidated Statements of Deficiency in Stockholders’ Equity
For the period July 23, 2002 (Date of Inception) through June 30, 2005

(d)	Condensed Consolidated Statement of Cash Flows:
Three Months Ended June 30, 2005 and 2004
For the period July 23, 2002 (Date of Inception) through June 30, 2005

(e)	Notes to Unaudited Condensed Consolidated Financial Information:
June 30, 2005

The unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended June 30, 2005 are not necessarily indicative of the results that can be expected for the fiscal year ending March 31, 2006. The financial statements have been reviewed and are on file with Corumel’s auditor.

Page - 2

CORUMEL MINERALS CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	June 30, 2005	March 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalent	$529	$5,338
Total current assets	$529	$5,338

Total assets	$529	$5,338

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$7,753	$15,837
Advances from related parties (Note B)	66,191	45,030
Total current liabilities	73,944	60,867

COMMITMENTS AND CONTINGENCIES	-	-

(DEFICIENCY IN) STOCKHOLDERS' EQUITY
Preferred Stock, par value $.001 per share; 10,000,000 shares authorized; none issued and outstanding at June 30, 2005 and March 31, 2005. (Note C)
Common stock, par value $.001 per share; 90,000,000 shares authorized; 9,270,500 shares issued and outstanding at June 30, 2005 and March 31, 2005. (Note C)	9,271	9,271
Additional paid-in-capital	88,866	88,866
Accumulated deficit during development stage	(171,552)	(153,666)
(Deficiency in) stockholders' equity	(73,415)	(55,529)

Total Liabilites and (Deficiency in) Stockholders' Equity	$529	$5,338

See accompanying notes to the unaudited condensed consolidated financial information

Page - 3

CORUMEL MINERALS CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF LOSSES

	For the three months ended June 30		For the period from July 23, 2002 (date of inception) through June 30, 2005
	2005	2004
Costs and Expenses:
General and Administrative	$17,886	$39,042	$171,552
Total Operating Expense	17,886	39,042	171,552

Loss from Operations	(17,886)	(39,042)	(171,552)

Provision for Income Tax	-	-	-

Net Loss	$(17,886)	$(39,042)	$(171,552)

Loss per common share (basic and assuming dilution)	$(0.00)	$(0.00)

Weighted average common shares outstanding	9,270,500	9,270,500

See accompanying notes to the unaudited condensed consolidated financial information

Page - 4

CORUMEL MINERALS CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
FOR THE PERIOD JULY 23, 2002 (DATE OF INCEPTION) TO JUNE 30, 2005

	Common Shares	Stock Amount	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total
Issuance of common stock in July 2002 for cash at $0.01 per share	5,500,000	$5,500	$49,500	$-	$55,000
Shares issued in August 2002 for cash at $.01 per share, net of costs	3,760,000	3,760	33,840	-	37,600
Shares issued in February 2003 for cash at $.50 per share, net of costs	10,500	11	5,526	-	5,537
Net Loss	-	-	-	(5,324)	(5,324)
Balance at March 31, 2003	9,270,500	9,271	88,866	(5,324)	92,813
Net loss	-	-	-	(86,266)	(86,266)
Balance at March 31, 2004	9,270,500	$9,271	$88,866	$(91,590)	$6,547
Net loss	-	-	-	(62,076)	(62,076)
Balance at March 31, 2005	9,270,500	$9,271	$88,866	$(153,666)	$(55,529)
Net loss	-	-	-	(17,886)	(17,886)
Balance at June 30, 2005	9,270,500	$9,271	$88,866	$(171,552)	$(73,415)

See accompanying notes to the unaudited condensed consolidated financial information

Page - 5

CORUMEL MINERALS CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended June 30		For the period from July 23, 2002 (date of inception) through June 30, 2005
	2005	2004
INCREASE (DECREASE) IN CASH AND EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from development stage operations	$(17,886)	$(39,042)	$(171,552)
Adjustments to reconcile net loss from development stage operations to cash used for operating activities:
Changes in assets and liabilities:
Accounts payable and accrued expenses	(8,084)	29,224	7,753
NET CASH (USED IN) OPERATING ACTIVITIES	(25,970)	(9,818)	(163,799)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and stock subscription, net of costs	-	-	98,137
Proceeds from related parties advances, net of repayments	21,161	9,773	66,191
NET CASH PROVIDED BY FINANCING ACTIVITIES	21,161	9,773	164,328

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS	(4,809)	(45)	529

Cash and cash equivalents at the beginning of the period	5,338	8,503	-

Cash and cash equivalents at the end of the period	$529	$8,458	$529

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	$-	$-	$-
Income taxes paid	-	-	-

See accompanying notes to the unaudited condensed consolidated financial information

Page - 6

CORUMEL MINERALS CORP.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
JUNE 30, 2005
(unaudited)

NOTE A-SUMMARY OF ACCOUNTING POLICIES

General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three month period ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ended March 31, 2006. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated March 31, 2005 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

Business and Basis of Presentation

Corumel Minerals Corp. (the “Company”) was reincorporated under the laws of the State of Nevada on July 23, 2002. On May 2003, the Company acquired all of the issued and outstanding shares of CMC Exploration Corp., a British Columbia company. At June 30, 2005 CMC Exploration Corp was dormant. The Company has been in the gold, silver and other mineral exploration business since its formation. The Company has not commenced significant operations and is considered a development stage Company, as defined by Statement of Financial Accounting Standards No. 7 (“SFAS 7”). To date the Company has not generated any revenues, has incurred expenses, and has sustained losses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through June 30, 2005, the Company has accumulated losses of $171,552.

The consolidated financial statements include the accounts of Corumel Minerals Corp. and its wholly-owned subsidiary, CMC Exploration Corp. Significant intercompany transactions and accounts have been eliminated in consolidation.

Reclassifications

Certain reclassifications have been made in prior year’s financial statements to conform to classifications used in the current year.

Stock Based Compensation

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (“SFAS No. 148”), “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations.

Page - 7

CORUMEL MINERALS CORP.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
JUNE 30, 2005
(unaudited)

NOTE A-SUMMARY OF ACCOUNTING POLICIES (Continued)

Stock Based Compensation (Continued)

Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended March 31, 2005 and 2004 and will adopt the interim disclosure provisions for its financial reports for the subsequent periods. The Company has no awards of stock-based employee compensation outstanding at June 30, 2005.

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123R (revised 2004), “Share-Based Payment” which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. Statement 123R supersedes APB opinion No. 25, “Accounting for Stock Issued to Employees”, and amends FASB Statement No. 95, “Statement of Cash Flows”. Generally, the approach in Statement 123R is similar to the approach described in Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. On April 14, 2005, the SEC amended the effective date of the provisions of this statement. The effect of this amendment by the SEC is that the Company will have to comply with Statement 123R and use the Fair Value based method of accounting no later than the its last quarter of fiscal 2006. Management has not determined the impact that this statement will have on Company's consolidated financial statements.

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

New Accounting Pronouncements

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143,” which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The Company is required to adopt the provisions of FIN 47 no later than the last quarter of its fiscal 2006. The Company does not expect the adoption of this Interpretation to have a material impact on its consolidated financial position, results of operations or cash flows.

Page - 8

CORUMEL MINERALS CORP.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
JUNE 30, 2005
(unaudited)

NOTE A-SUMMARY OF ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements (Continued)

In May 2005 the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company does not expect the adoption of this SFAS to have a material impact on its consolidated financial position, results of operations or cash flows.

NOTE B - ADVANCES FROM RELATED PARTIES

During the three months ended June 30, 2005 and the year ended March 31, 2005, entities controlled by the Company’s directors advanced funds to the Company for working capital purposes. Total amount due to related parties amounted $66,191 and $45,030 at June 30, 2005 and March 31, 2005, respectively. The amounts advanced are unsecured, non-interest bearing and have no specific terms of repayment.

NOTE C - CAPITAL STOCK

The Company is authorized to issue 10,000,000 shares of preferred stock with par value $.001 per share, and 90,000,000 shares of common stock with par value of $.001 per share. As of June 30, 2005 and March 31, 2005, the Company has no preferred stock issued and outstanding. The Company has 9,270,500 shares of common stock issued and outstanding at June 30, 2005 and March 31, 2005.

Page - 9

Item 2. Management’s Discussion and Analysis or Plan of Operation.

THE FOLLOWING PRESENTATION OF MANAGEMENT’S DISCUSSION AND ANALYSIS OF CORUMEL MINERALS CORP. SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED HEREIN.

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

Corumel is an exploration stage company engaged in the acquisition and exploration of mineral properties. On March 28, 2003, Corumel entered into a Property Acquisition Agreement whereby it purchased a 100% interest in six mineral claims known as the Thor Group mineral claims. The Thor Group mineral claims are located near Harrison Lake in the New Westminster Mining Division of the Province of British Columbia.

After Corumel acquired the Thor Group mineral claims it incorporated a wholly owned subsidiary known as CMC Exploration Corp. (“CMC”), a British Columbia corporation, which was formed for the purpose of carrying out Corumel’s mineral exploration program. Upon forming CMC, Corumel transferred all of its 100% ownership interest in the Thor Group mineral claims to CMC.

Corumel’s objective is to conduct mineral exploration activities on the Thor Group mineral claims in order to assess whether these claims possess commercially exploitable mineral deposits of lead, gold, silver, barium, mercury, copper, and zinc minerals. Corumel has not, nor has any predecessor, identified any commercially exploitable reserves of these minerals on the Thor Group mineral claims. There is no assurance that a commercially viable mineral deposit exists on the Thor Group mineral claims. Corumel has commenced its initial exploration program.

Acquisition of the Thor Group mineral claims

Corumel purchased Thor Group mineral claims from William A. Howell, a graduate geologist, for his out-of-pocket costs incurred in staking and registering the claims. Corumel agreed to leave the claims registered in Mr. Howell’s name for reasons of convenience in the reporting of exploration work done on the claims.

Corumel launched an initial exploration program at a cost of approximately $7,500. Mr. Howell governed the initial exploration program operations conducted on the Thor Group mineral claims. As operator, Mr. Howell had the full right, power and authority to do everything necessary or desirable to carry out the program and the project and to determine the manner of exploration of the property. As the operator throughout the initial exploration program, Mr. Howell earned a 15% undivided interest in the Thor Group mineral claims as partial compensation for his services.

If after the initial exploration phase further exploration programs are recommended and Mr. Howell remains as the operator throughout the initial phase, the Property Acquisition Agreement requires that Corumel and a sole purpose company to be formed by Mr. Howell enter into a formalized joint venture. The purpose of the joint venture will be to further explore the property containing the Thor Group mineral claims with the eventual goal of putting the property into commercial mining production should both a feasibility report recommending commercial production be obtained and a decision to commence commercial production be made. The feasibility report refers to a detailed written report of the results of a comprehensive study on the economic feasibility of placing the property or a portion of the property into commercial mining production.

Page - 10

If this opportunity does not materialize with Mr. Howell and Corumel’s consulting geologists favor further exploration, Corumel intends to proceed alone on the same basis as Corumel would have were the joint venture formed.

Due to a lack of funding, Corumel was largely dormant during the three months ended June 30, 2005 and carried on minimal business, consisting of primarily administrative. Corumel did not carry on any work related to the Thor Group mineral claims.

Results of Operations

Corumel did not earn any revenues from inception through the reporting period ending June 30, 2005. Corumel does not anticipate earning revenues until such time as it has entered into commercial production of its mineral properties. Corumel has deferred the proposed drilling program on the Thor Group mineral claims until it has sufficient funding to proceed. Corumel has not yet determined whether the results of Phase 1 claims of the mineral exploration program on the Thor Group mineral are sufficiently positive to enable Corumel to proceed with further exploration programs. Corumel can provide no assurance that it will discover commercially exploitable levels of mineral resources on its properties, or if such resources are discovered, that Corumel will enter into commercial production of its mineral properties.

Corumel incurred expenses in the amount of $17,886 for the three month period June 30, 2005. From the period on inception on July 23, 2002 to June 30, 2005, Corumel incurred expenses in the amount of $171,552. These operating expenses were primarily related to professional fees in connection with Corumel’s corporate organization relating to audit fees and legal fees. Corumel anticipates its operating expenses will increase as it undertakes its plan of operations, provided further exploration is recommended. This increase will be attributable to further geological exploration and the professional fees associated with complying with the reporting requirements under the Securities Exchange Act of 1934.

Corumel incurred a loss in the amount of $17,886 for the three month period ended June 30, 2005 and a loss in the amount of $171,552 for the period from inception of July 23, 2002 through June 30, 2005. Corumel’s loss was entirely attributable to general and administrative expenses, which included operating expenses and professional fees.

Liquidity and Capital Resources

Corumel had cash of $529 as of June 30, 2005, compared to cash in the amount of $5,388 as of its fiscal year end on March 31, 2005. Corumel had a working capital deficiency of $73,415 as of June 30, 2005, compared to working capital of $55,529 as of March 31, 2005. Corumel’s liabilities as of June 30, 2005 of $73,944 related to advances from related parties, accounts payable and accrued liabilities, including professional fees for legal and audit services.

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

Plan of Operation for the Next Twelve Months

Corumel spent $7,500 on the completion of the fieldwork component of Phase 1 of the mineral exploration program on the Thor Group mineral claims. Mr. Howell earned his 15% interest in the property by acting as operator during Phase 1 and Corumel has an 85% interest. In February 2004, Corumel received the final report for Phase 1 of the mineral exploration program from B.J. Price. Mr. Howell, the operator, was one of the geologists who did the fieldwork. B.J. Price supervised the work and wrote the report.

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

Page - 11

As a result of a lack of funding, Corumel is largely dormant at this time and thus, no decision has been made whether to proceed with the proposed drilling

Corumel anticipates continuing to rely on private loans, equity sales shares of Corumel’s common stock or joint ventures with other exploration companies in order to continue Corumel’s operations. The issuance of additional shares will result in dilution to Corumel’s existing shareholders.

Unless Corumel locates a commercially viable source for base or precious minerals and until such time as Corumel achieves significant revenues from the sale of base or precious minerals, Corumel will continue to incur losses. The costs associated with bringing a commercially viable mine into operation are significantly more than the above estimated costs associated with Phase 2. Corumel cannot guarantee that if, or when, it locates a property management considers to be commercially viable that Corumel will be able to obtain the required working capital to bring the mine into commercial production.

Corumel is not currently conducting any research and development activities. Corumel does not anticipate conducting such activities in the near future. Corumel does not have plans to purchase any significant equipment or change the number of employees during the next twelve months. Accordingly, over the next twelve months Corumel will need to obtain additional financing to cover its estimated operating expenses of $45,000 and $70,000 to cover the Phase 2 of the mineral exploration program, should Corumel elect to proceed.

Corumel had cash in the amount of $529 as of June 30, 2005. Corumel’s total expenditures over the next twelve months are anticipated to be approximately $80,000. Corumel does not have plans to purchase any significant equipment or change the number of its employees during the next twelve months. Accordingly, over the next twelve months, Corumel will need to obtain additional financing in the event that further exploration is recommended.

Critical Accounting Policies

Corumel’s discussion and analysis of its financial condition and results of operations, including the discussion on liquidity and capital resources, are based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates. On an on going basis, management re-evaluates its estimates and judgments, including but not limited to, those related to revenue recognition and collectibility of accounts receivable. Critical accounting policies identified are as follows:

Exploration Stage Activities

Corumel has been in the base and precious mineral exploration business since its formation. Corumel has not commenced significant operations and is considered an exploration stage company.

Principles of Consolidation

The consolidated financial statements include Corumel’s accounts and its subsidiary’s. All significant intercompany balances and transactions have been eliminated.

Mineral Property Payments and Exploration Costs

Corumel expenses all costs related to the acquisition, maintenance and exploration of mineral claims in which Corumel has secured exploration rights prior to establishment of proven and probable reserves. To date, Corumel has not established the commercial feasibility of its exploration prospects; therefore, all costs are being expensed.

Reclamation and Abandonment Costs

The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement establishes a uniform methodology for accounting for estimated reclamation and abandonment costs whereby reclamation and closure costs including site rehabilitation will be recorded at the estimated present value of reclamation liabilities and will increase the carrying amount of the related asset. These reclamation costs will be allocated to expense over the life of the related assets and will be adjusted for changes resulting from the passage of time and revisions to either the timing or the amount of the original present value estimate. Corumel’s adoption of SFAS No. 143 did not have a material impact on its operations or financial position.

Page - 12

Internal and External Sources of Liquidity

Corumel has funded its operations primarily from the issuance of common stock.

Inflation

Corumel does not believe that inflation will have a material impact on its future operations.

Off-Balance Sheet Arrangements

Corumel does not have any off-balance sheet arrangements.

Uncertainties Relating To Forward-Looking Statements

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

Forward-looking statements in this Form 10-QSB include statements regarding the following expectations:

1.	The exploration program is designed to explore for commercially viable deposits of base and precious minerals, such as lead, gold, silver, barium, mercury, copper, and zinc minerals.

2.
The bill of sale for the Thor Group mineral claims is in a form prescribed by the Ministry of Energy and Mines that will allow Corumel at any time to register the Thor Group mineral claims in its name at any time.

3.	The Province of British Columbia owns the land covered by the mineral claims.

4.	It is possible that a native land claim could be made in the future.

5.	The federal and provincial government policy is to consult with potentially affected native bands and other stakeholders in the area of any potential mining.

6.
If Corumel should encounter a situation where a person or group claims an interest in the Thor Group mineral claims, Corumel may chose to provide compensation to the affected party in order to continue with its mineral exploration work, or if such an option is not available, Corumel may have to relinquish its interest in the Thor Group mineral claims.

7.	Exploratory work on the Thor Group mineral claims conducted by prior owners has indicated some potential showings of mineralization.

8.	Analysis of samples indicated sub-economic silver and zinc values throughout the altered zone.

9.	Corumel intends to remove any mineralized material, if economically viable.

10.
If mineralized material is found on any of Corumel’s mineral exploration projects and removal is warranted, and Corumel does not have adequate working capital to do so, Corumel will have to sell additional shares of common stock or borrow money to finance the cost of removing the mineralized material.

Page - 13

11.	There is no assurance that Corumel will have the working capital to remove the mineralized material from its mineral exploration projects, if warranted.

12.	There is no assurance Corumel will be able to raise additional working capital through equity or debt financing.

13.	Corumel has limited financial resources to support itself until such time that Corumel is able to generate positive cash flow from operations.

14.	Corumel may fail to generate revenues, which may cause Corumel to suspend or cease operations.

15.	Because Corumel’s officers and directors may be unwilling to loan or advance any additional capital, Corumel may have to suspend or cease operations.

16.	Corumel’s mineral exploration programs are limited and restricted by the amount of working capital that Corumel has and is able to raise from financings.

17.	The most likely source of future funds presently available is through the sale of equity capital.

18.	Significant volumes of altered rock with disseminated sulphides exist at depth beneath the tested zones.

19.	Phase 2 of the mineral exploration program on the Thor Group mineral claims will cost approximately $70,000.

20.
Proposed mineral exploration program will consist of (1) a drilling program to test mineralization at deeper levels and along the identified zones to determine geology, trend of alteration, and any weak mineralization, (2) additional induced polarization surveys to be conducted on the zones, and (3) review of drilling program.

21.	Any existing or probable governmental regulations will not materially affect Corumel’s current business, including any applicable environmental laws.

22.
Mineral exploration code will not apply to Corumel provided that the work to be done as part of its exploration program does not involve any mechanical disturbance of the surface of the Thor Group mineral claims.

23.	Corumel will secure all necessary permits for exploration and will finalize plans of operation prior to the commencement of any mineral exploration operations.

24.	Corumel anticipates no discharge of water into active stream, creek, river, lake or any other body of water regulated by environmental law or regulation.

25.	No endangered species will be disturbed.

26.	Re-contouring and re-vegetation of disturbed surface areas will be completed pursuant to law.

27.	Any portals, adit or shafts will be sealed upon abandonment of the mineral exploration process.

28.
Changes to current local, state or federal laws and regulations in the jurisdictions where Corumel operates could require additional capital expenditures and increased operating and/or reclamation costs.

29.	Corumel expects to incur operating losses in future periods.

30.	Corumel may not be able to attract and retain qualified personnel necessary for the implementation of its business strategy and mineral exploration programs.

31.	Corumel does not expect to pay dividends in the foreseeable future.

Page - 14

32.
Unless Corumel locates a commercially viable source for base or precious minerals and until such time as Corumel achieves significant revenues from the sale of base or precious minerals Corumel will continue to incur losses.

33.	Corumel is not currently conducting any research and development activities. Corumel does not anticipate conducting such activities in the near future.

34.	Corumel does not have plans to purchase any significant equipment or change the number of employees during the next twelve months.

35.	Corumel does not anticipate earning revenues until such time as Corumel has entered into commercial production of Corumel’s mineral properties.

36.
Corumel anticipates its operating expenses will increase if Corumel accepts the recommendations of the geological consultants and embark on the proposed drill program as set out in the geological report.

All forward-looking statements are made as of the date of filing of this Form 10-QSB and Corumel disclaims any duty to update such statements.

Certain parts of this Form 10-QSB may contain “forward-looking statements” within the meaning of the Securities Exchange Act of 1934 based on current management’s expectations. Actual results could differ materially from those in the forward-looking statements due to a number of uncertainties including, but not limited to, those discussed in this section. Factors that could cause future results to differ from these expectations include general economic conditions, such as a decrease in the market prices for gold, silver or other metals; or not locating commercially viable reserves of gold, silver or other metals. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results and accordingly, no opinion is expressed on the achievability of those forward-looking statements. In addition, a description of anyone’s past success, either financial or strategic, is no guarantee of future success. Corumel will remain dependent upon future financing for its growth and development and for is to successfully implement its exploration program. No statements contained herein should be construed as indicating that such financing is or will be available and if available will be on terms favorable to Corumel. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate and Corumel assumes no obligation to update any such forward-looking statements.

Item 3. Controls and Procedures.

Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-QSB, Corumel’s Chief Executive Officer and Chief Financial Officer believe Corumel’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed Corumel in this report is accumulated and communicated Corumel’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no significant changes Corumel’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Corumel is not a party to any pending legal proceedings and, to the best of Corumel’s knowledge, none of Corumel’s assets are the subject of any pending legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter of the fiscal year covered by this report, (i) Corumel did not modify the instruments defining the rights of its shareholders, (ii) no rights of any shareholders were limited or qualified by any other class of securities, and (iii) Corumel did not sell any unregistered equity securities.

Page - 15

Item 3. Defaults Upon Senior Securities.

During the quarter of the fiscal year covered by this report, no material default has occurred with respect to any indebtedness of Corumel. Also, during this quarter, no material arrearage in the payment of dividends has occurred.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise, during the first quarter of the fiscal year covered by this report.

Item 5. Other Information.

During the quarter of the fiscal year covered by this report, Corumel reported all information that was required to be disclosed in a report on Form 8-K.

Item 6. Exhibits

(a)	Index to and Description of Exhibits

All Exhibits required to be filed with the Form 10-QSB are incorporated by reference to Corumel’s previously filed Form SB-2 and Form 10-KSB’s and Form 10-QSB’s.

Exhibit	Description	Status
3.1	Articles of Incorporation filed as an Exhibit to Corumel’s registration statement on Form SB-2 filed on June 20, 2003, and incorporated herein by reference.	Filed
3.2	Bylaws filed as an Exhibit to Corumel’s registration statement on Form SB-2 filed on June 20, 2003, and incorporated herein by reference.	Filed
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

Page - 16

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Corumel Minerals Corp. has caused this report to be signed on its behalf by the undersigned duly authorized person.

CORUMEL MINERALS CORP.

By:/s/ Chris Roth
Name:  Chris Roth
Title: Director, CEO and CFO
Dated: August 12, 2005

Page - 17

Exhibit 31

Page - 18

CORUMEL MINERALS CORP.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Chris Roth, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Corumel Minerals Corp.;

2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.   The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.   The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 12, 2005

/s/ Chris Roth
Chris Roth
Chief Executive Officer

Page - 19

CORUMEL MINERALS CORP.

CERTIFICATIONS PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Chris Roth, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Corumel Minerals Corp.;

2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.   The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.   The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 12, 2005

/s/ Chris Roth
Chris Roth
Chief Financial Officer

Page - 20

Exhibit 32

Page - 21

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Corumel Minerals Corp. (“Corumel”) on Form 10-QSB for the period ending June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Chris Roth, President, Chief Executive Officer of Corumel and a member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of Corumel.

/s/ Chris Roth
Chris Roth
Chief Executive Officer

August 12, 2005

Page - 22

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Corumel Minerals Corp. (“Corumel”) on Form 10-QSB for the period ending June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Chris Roth, Treasurer and Chief Financial Officer of Corumel and a member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of Corumel.

/s/ Chris Roth
Chris Roth
Chief Financial Officer

August 12, 2005

Page - 23