Form 10QSB
period 2005-09-30
CORUMEL MINERALS CORP.
filed 2005-11-14
CIK 1243741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2005

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________________to __________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[  ] Yes [ X ] No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[ X ] Yes [  ] No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.
Class	Outstanding at November 10, 2005
Common Stock - $0.0001 par value	9,270,500

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [ X ]

PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements (Unaudited)

   Condensed Consolidated Balance Sheets:
   September 30, 2005 and March 31, 2005

Condensed Consolidated Statements of Losses:
Three and Six Months Ended September 30, 2005 and 2004
For the Period July 23, 2002 (Date of Inception) through September 30, 2005

Condensed Consolidated Statements of Deficiency in Stockholders’ Equity
For the period July 23, 2002 (Date of Inception) through September 30, 2005

Condensed Consolidated Statements of Cash Flows:
Six Months Ended September 30, 2005 and 2004
For the Period July 23, 2002 (Date of Inception) through September 30, 2005

   Notes to Unaudited Condensed Consolidated Financial Information:
September 30, 2005

Item 2. Plan of Operation

Item 3. Controls and Procedures

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

  Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

Page - 1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CORUMEL MINERALS CORP.
(A Development Stage Company)

Quarterly Report on Form 10-QSB for the
Quarterly Period Ending September 30, 2005

Page - 2

CORUMEL MINERALS CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2005	March 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalent	$-	$5,338
Prepaid and deposits	726	-
Total current assets	$726	$5,338

Total assets	$726	$5,338

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$37,265	$15,837
Advances from related parties (Note B)	80,350	45,030
Total current liabilities	117,615	60,867

COMMITMENTS AND CONTINGENCIES	-	-

(DEFICIENCY IN) STOCKHOLDERS' EQUITY
Preferred Stock, par value $.001 per share; 10,000,000 shares authorized; none issued and outstanding at September 30, 2005 and March 31, 2005. (Note C)
Common stock, par value $.001 per share; 90,000,000 shares authorized; 9,270,500 shares issued and outstanding at September 30, 2005 and March 31, 2005. (Note C)	9,271	9,271
Additional paid-in-capital	88,866	88,866
Accumulated deficit during development stage	(215,026)	(153,666)
(Deficiency in) stockholders' equity	(116,889)	(55,529)

Total Liabilites and (Deficiency in) Stockholders' Equity	$726	$5,338

See accompanying notes to the unaudited condensed consolidated financial information

Page - 3

CORUMEL MINERALS CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF LOSSES

	For the three months ended September 30		For the six months ended September 30		For the period from July 23, 2002 (date of inception) through
	2005	2004	2005	2004	September 30, 2005
Costs and Expenses:
General and Administrative	$43,474	$8,810	$61,360	$47,852	$215,026
Total Operating Expense	43,474	8,810	61,360	47,852	215,026

Loss from Operations	(43,474)	(8,810)	(61,360)	(47,852)	(215,026)

Provision for Income Tax	-	-	-	-	-

Net Loss	$(43,474)	$(8,810)	$(61,360)	$(47,852)	$(215,026)

Loss per common share (basic and assuming dilution)	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average common shares outstanding	9,270,500	9,270,500	9,270,500	9,270,500

See accompanying notes to the unaudited condensed consolidated financial information

Page - 4

CORUMEL MINERALS CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
FOR THE PERIOD JULY 23, 2002 (DATE OF INCEPTION) TO SEPTEMBER 30, 2005

	Common Shares	Stock Amount	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total
Issuance of common stock in July 2002 for cash at $0.01 per share	5,500,000	$5,500	$49,500	$-	$55,000
Shares issued in August 2002 for cash at $.01 per share, net of costs	3,760,000	3,760	33,840	-	37,600
Shares issued in February 2003 for cash at $.50 per share, net of costs	10,500	11	5,526	-	5,537
Net Loss	-	-	-	(5,324)	(5,324)
Balance at March 31, 2003	9,270,500	9,271	88,866	(5,324)	92,813
Net loss	-	-	-	(86,266)	(86,266)
Balance at March 31, 2004	9,270,500	$9,271	$88,866	$(91,590)	$6,547
Net loss	-	-	-	(62,076)	(62,076)
Balance at March 31, 2005	9,270,500	$9,271	$88,866	$(153,666)	$(55,529)
Net loss	-	-	-	(61,360)	(61,360)
Balance at September 30, 2005	9,270,500	$9,271	$88,866	$(215,026)	$(116,889)

See accompanying notes to the unaudited condensed consolidated financial information

Page - 5

CORUMEL MINERALS CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended September 30		For the period from July 23, 2002 (date of inception) through
	2005	2004	September 30, 2005

INCREASE (DECREASE) IN CASH AND EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from development stage operations	$(61,360)	$(47,852)	$(215,026)
Adjustments to reconcile net loss from development stage operations to cash used in operating activities:
Changes in assets and liabilities:
Prepaid and deposits	(726)	-	(726)
Accounts payable and accrued expenses	21,428	38,016	37,265
NET CASH USED IN OPERATING ACTIVITIES	(40,658)	(9,836)	(178,487)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and stock subscription, net of costs	-	-	98,137
Proceeds from related parties advances, net of repayments	35,320	9,773	80,350
NET CASH PROVIDED BY FINANCING ACTIVITIES	35,320	9,773	178,487

NET DECREASE IN CASH AND EQUIVALENTS	(5,338)	(63)	-

Cash and cash equivalents at the beginning of the period	5,338	8,503	-

Cash and cash equivalents at the end of the period	$-	$8,440	$-

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	$-	$-	$-
Income taxes paid	-	-	-

See accompanying notes to the unaudited condensed consolidated financial information

Page - 6

CORUMEL MINERALS CORP.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
SEPTEMBER 30, 2005
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three and six month period ended September 30, 2005, are not necessarily indicative of the results that may be expected for the year ended March 31, 2006. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated March 31, 2005 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

Business and Basis of Presentation

Corumel Minerals Corp. (the "Company") was reincorporated under the laws of the State of Nevada on July 23, 2002. On May 2003, the Company acquired all of the issued and outstanding shares of CMC Exploration Corp., a British Columbia company. At September 30, 2005 CMC Exploration Corp was dormant. The Company has been in the gold, silver and other mineral exploration business since its formation. The Company has not commenced significant operations and is considered a development stage Company, as defined by Statement of Financial Accounting Standards No. 7 (“SFAS 7”). To date the Company has generated no revenues, has incurred expenses, and has sustained losses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through September 30, 2005, the Company has accumulated losses of $215,026.

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
SEPTEMBER 30, 2005
(unaudited)

NOTE A-SUMMARY OF ACCOUNTING POLICIES (Continued)

Stock Based Compensation (Continued)

Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended March 31, 2005 and 2004 and will adopt the interim disclosure provisions for its financial reports for the subsequent periods. The Company has no awards of stock-based employee compensation outstanding at September 30, 2005.

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

Segment Information

Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”) establishes standards for reporting information regarding operating segments in financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The information disclosed herein materially represents all of the financial information related to the Company’s principal operating segment.

NOTE B - ADVANCES FROM RELATED PARTIES

During the six months ended September 30, 2005 and the year ended March 31, 2005, entities controlled by the Company’s directors advanced funds to the Company for working capital purposes. Total amount due to related parties amounted $80,350 and $45,030 at September 30, 2005 and March 31, 2005, respectively. The amounts advanced are unsecured, non-interest bearing and have no specific terms of repayment.

NOTE C - CAPITAL STOCK

The Company is authorized to issue 10,000,000 shares of preferred stock with par value $.001 per share, and 90,000,000 shares of common stock with par value of $.001 per share. As of September 30, 2005 and March 31, 2005, the Company has no preferred stock issued and outstanding. The Company has 9,270,500 shares of common stock issued and outstanding at September 30, 2005 and March 31, 2005.

Page - 8

CORUMEL MINERALS CORP.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
SEPTEMBER 30, 2005
(unaudited)

NOTE D - SUBSEQUENT EVENT

On October 27, 2005, the Company signed a Letter of Intent with RCA Resources Corporation (“RCA”) for the proposed merger of the two companies. Pursuant to the terms of the Letter of Intent, the parties agreed that the Company and RCA will merge together to form a new Nevada corporation to be known as Centauros Corporation (“Newco”), with each shareholder of both the Company and RCA receiving one common share in the capital of Newco for each common share held in either the capital of the Company or RCA. The merger of the two companies is subject to certain conditions pursuant to the agreement, and the parties are currently conducting due diligence on the other party. At this time, no closing date has been set as the parties continue to negotiate the closing terms.

The Company also entered into a consulting agreement dated October 17, 2005, for consulting services at quarterly fees of $30,000 payable at beginning of each quarter. The Company shall also issue 650,000 post reversed merged or merged shares in the form of restricted stock for the first year of service.

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

Also, on October 27, 2005, Corumel signed a Letter of Intent with RCA Resources Corporation (“RCA”) for the proposed merger of the two companies. Pursuant to the terms of the Letter of Intent, the parties agreed that Corumel and RCA will merge together to form a new Nevada corporation. The merger of the two companies is subject to certain conditions, including each party completing its own due diligence. At this time, no closing date has been set as the parties continue to negotiate the closing terms. See Exhibit 10.4 - Letter of Intent attached to this Current Report for more details.

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

Due to a lack of funding, Corumel was largely dormant during the six months ended September 30, 2005 and carried on minimal business, consisting of primarily administrative. Corumel did not carry on any work related to the Thor Group mineral claims.

Results of Operations

Corumel did not earn any revenues from inception through the reporting period ending September 30, 2005. Corumel does not anticipate earning revenues until such time as it has entered into commercial production of its mineral properties. Corumel has deferred the proposed drilling program on the Thor Group mineral claims until it has sufficient funding to proceed. Corumel has not yet determined whether the results of Phase 1 claims of the mineral exploration program on the Thor Group mineral are sufficiently positive to enable Corumel to proceed with further exploration programs. Corumel can provide no assurance that it will discover commercially exploitable levels of mineral resources on its properties, or if such resources are discovered, that Corumel will enter into commercial production of its mineral properties.

Corumel incurred expenses in the amount of $61,360 for the six month period September 30, 2005. From the period on inception on July 23, 2002 to September 30, 2005, Corumel incurred expenses in the amount of $215,026. These operating expenses were primarily related to professional fees in connection with Corumel’s corporate organization relating to audit fees and legal fees. Corumel anticipates its operating expenses will increase as it undertakes its plan of operations, provided further exploration is recommended. This increase will be attributable to further geological exploration and the professional fees associated with complying with the reporting requirements under the Securities Exchange Act of 1934.

Corumel incurred a loss in the amount of $61,360 for the six month period ended September 30, 2005 and a loss in the amount of $215,026 for the period from inception of July 23, 2002 through September 30, 2005. Corumel’s loss was entirely attributable to general and administrative expenses, which included operating expenses and professional fees.

Liquidity and Capital Resources

Corumel had cash of $Nil as of September 30, 2005, compared to cash in the amount of $5,338 as of its fiscal year end on March 31, 2005. Corumel had a working capital deficiency of $116,889 as of September 30, 2005, compared to working capital of $55,529 as of March 31, 2005. Corumel’s liabilities as of September 30, 2005 of $117,615 related to advances from related parties, accounts payable and accrued liabilities, including professional fees for legal and audit services.

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

Page - 11

As a result of a lack of funding, Corumel is largely dormant at this time and thus, no decision has been made whether to proceed with the proposed drilling.

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

Corumel had cash in the amount of $Nil as of September 30, 2005. Corumel’s total expenditures over the next twelve months are anticipated to be approximately $80,000. Corumel does not have plans to purchase any significant equipment or change the number of its employees during the next twelve months. Accordingly, over the next twelve months, Corumel will need to obtain additional financing if further exploration is recommended or if Corumel is able to complete the merger transaction with RCA Resources Corporation.

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

Item 3. Controls and Procedures.

Disclosure Controls and Procedures

Chris Roth, Corumel’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Corumel’s disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act” )) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on such evaluation, Mr. Roth has concluded that, as of the Evaluation Date, Corumel’s disclosure controls and procedures are effective in alerting Corumel on a timely basis to material information required to be included in its reports filed or submitted under the Exchange Act.

Changes in Internal Controls

During the quarter of the fiscal year covered by this report, there were no changes in Corumel’s internal controls or, to the Corumel’s knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, these controls and procedures subsequent to the date Corumel carried out this evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Corumel is not a party to any pending legal proceedings and, to the best of Corumel’s knowledge, none of Corumel’s assets are the subject of any pending legal proceedings.

Page - 15

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

Filed
10.4

Letter of Intent dated October 27, 2005 between Corumel Minerals Corp. and RCA Resources Corporation, filed as an Exhibit to Corumel’s Form 8-K (Current Report) filed on October 28, 2005, and incorporated herein by reference.

Filed
10.5

Consulting Services Agreement dated October 17, 2005, between Corumel Minerals Corp. and AnMac Enterprises Inc., filed as an Exhibit to Corumel’s Form 8-K (Current Report) filed on November 14, 2005, and incorporated herein by reference.

Filed
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included
99.1	Code of Ethics, filed as an Exhibit to Corumel’s annual report on Form 10-KSB filed on July 14, 2004, and incorporated herein by reference.	Filed
99.2	Audit Committee Charter, filed as an Exhibit to Corumel’s annual report on Form 10-KSB filed on July 14, 2004, and incorporated herein by reference.	Filed
99.3	Disclosure Committee Charter, filed as an Exhibit to Corumel’s annual report on Form 10-KSB filed on July 14, 2004, and incorporated herein by reference.	Filed

Page - 16

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Corumel Minerals Corp. has caused this report to be signed on its behalf by the undersigned duly authorized person.

CORUMEL MINERALS CORP.

By:/s/ Chris Roth
Name:  Chris Roth
Title: Director, CEO and CFO
Dated: November 14, 2005

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5. The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date: November 14, 2005

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5. The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date: November 14, 2005

/s/ Chris Roth
Chris Roth
Chief Financial Officer

Page - 20

Exhibit 32

Page - 21

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Corumel Minerals Corp. (“Corumel”) on Form 10-QSB for the period ending September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Chris Roth, President, Chief Executive Officer of Corumel and a member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of Corumel.

/s/ Chris Roth
Chris Roth
Chief Executive Officer

November 14, 2005

Page - 22

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Corumel Minerals Corp. (“Corumel”) on Form 10-QSB for the period ending September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Chris Roth, Treasurer and Chief Financial Officer of Corumel and a member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of Corumel.

/s/ Chris Roth
Chris Roth
Chief Financial Officer

November 14, 2005

Page - 23