Form 10QSB
period 2005-12-31
CORUMEL MINERALS CORP.
filed 2006-02-14
CIK 1243741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  December 31, 2005

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________________to__________________

Commission file number 000-30919

CORUMEL MINERALS CORP.
(Exact name of small business issuer as specified in its charter)

Incorporated in the State of Nevada	33-1059313
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

575 Madison Avenue, 10th Floor, New York, New York, 10022-2511
(Address of principal executive offices)

212-937-8442
(Issuer’s telephone number)

n/a (Former name, former address and former fiscal year, if changed since last report)

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
[ X ] Yes [  ] No

Page - 1

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.
Class	Outstanding at February 13, 2006
Common Stock - $0.001 par value	9,270,500

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [ X ]
Page - 2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CORUMEL MINERALS CORP.
(A Development Stage Company)

Quarterly Report on Form 10-QSB for the
Quarterly Period Ending December 31, 2005

Table of Contents

PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets:
   December 31, 2005 and March 31, 2005

Condensed Consolidated Statements of Losses:
Three and Nine Months Ended December 31, 2005 and 2004
For the Period July 23, 2002 (Date of Inception) through December 31, 2005

Condensed Consolidated Statements of Deficiency in Stockholders’ Equity
For the period July 23, 2002 (Date of Inception) through December 31, 2005

Condensed Consolidated Statements of Cash Flows:
Nine Months Ended December 31, 2005 and 2004
For the Period July 23, 2002 (Date of Inception) through December 31, 2005

Notes to Unaudited Condensed Consolidated Financial Information:
December 31, 2005

Item 2. Plan of Operation

Item 3. Controls and Procedures

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

  Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits
Page - 3

CORUMEL MINERALS CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	December 31, 2005	March 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalent	$24,815	$5,338
Prepaid and deposits	400	-
Total current assets	25,215	5,338

Total assets	$25,215	$5,338

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$20,240	$15,837
Advances from related parties (Note B)	187,774	45,030
Total current liabilities	208,014	60,867

COMMITMENTS AND CONTINGENCIES (Note D)	-	-

(DEFICIENCY IN) STOCKHOLDERS' EQUITY
Preferred Stock, par value $.001 per share; 10,000,000 shares authorized; none issued and outstanding at December 31, 2005 and March 31, 2005. (Note C)
Common stock, par value $.001 per share; 90,000,000 shares authorized; 9,270,500 shares issued and outstanding at December 31 2005 and March 31, 2005. (Note C)	9,271	9,271
Additional paid-in-capital	88,866	88,866
Common stock subscription (Note C)	7,800	-
Accumulated deficit during development stage	(288,736)	(153,666)
(Deficiency in) stockholders' equity	(182,799)	(55,529)

Total Liabilities and (Deficiency in) Stockholders' Equity	$25,215	$5,338

See accompanying notes to the unaudited condensed consolidated financial information

Page - 4

CORUMEL MINERALS CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF LOSSES

	For the three months ended December 31,		For the nine months ended December 31,		For the period from July 23, 2002 (date of inception) through
	2005	2004	2005	2004	December 31, 2005
Costs and Expenses:
General and Administrative	$73,710	$2,194	$135,070	$50,046	$288,736
Total Operating Expense	73,710	2,194	135,070	50,046	288,736

Loss from Operations	(73,710)	(2,194)	(135,070)	(50,046)	(288,736)

Provision for Income Tax	-	-	-	-	-

Net Loss	$(73,710)	$(2,194)	$(135,070)	$(50,046)	$(288,736)

Loss per common share (basic and assuming dilution)	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighted average common shares outstanding	9,270,500	9,270,500	9,270,500	9,270,500

See accompanying notes to the unaudited condensed consolidated financial information

Page - 5

CORUMEL MINERALS CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
FOR THE PERIOD JULY 23, 2002 (DATE OF INCEPTION) TO DECEMBER 31, 2005

	Common Shares	Stock Amount	Additional Paid-in Capital	Common Stock Subscription	Deficit Accumulated During Development Stage	Total
Issuance of common stock in July 2002 for cash at $0.01 per share	5,500,000	$5,500	$49,500	$-	$-	$55,000
Shares issued in August 2002 for cash at $.01 per share, net of costs	3,760,000	3,760	33,840	-	-	37,600
Shares issued in February 2003 for cash at $.50 per share, net of costs	10,500	11	5,526	-	-	5,537
Net Loss	-	-	-	-	(5,324)	(5,324)
Balance at March 31, 2003	9,270,500	9,271	88,866	-	(5,324)	92,813
Net loss	-	-	-	-	(86,266)	(86,266)
Balance at March 31, 2004	9,270,500	$9,271	$88,866	$-	$(91,590)	$6,547
Net loss	-	-	-	-	(62,076)	(62,076)
Balance at March 31, 2005	9,270,500	$9,271	$88,866	$-	$(153,666)	$(55,529)
Common stock subscribed in December 2005 at $1.30 per share	-	-	-	7,800	-	7,800
Net loss	-	-	-	-	(135,070)	(135,070)
Balance at December 31, 2005	9,270,500	$9,271	$88,866	$7,800	$(288,736)	$(182,799)

See accompanying notes to the unaudited condensed consolidated financial information

Page - 6

CORUMEL MINERALS CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	For the nine months ended December 31,		For the period from July 23, 2002 (date of inception) through December 31, 2005
	2005	2004
INCREASE (DECREASE) IN CASH AND EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from development stage operations	$(135,070)	$(50,046)	$(288,736)
Adjustments to reconcile net loss from development stage operations to cash used in operating activities:
Changes in assets and liabilities:
Prepaid and Deposits	(400)	-	(400)
Accounts payable and accrued expenses	4,404	40,210	20,240
NET CASH USED IN OPERATING ACTIVITIES	(131,066)	(9,836)	(268,896)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and stock subscription, net of costs and fees	7,800	-	105,937
Proceeds from related party advances, net of repayments	142,743	9,773	187,774
NET CASH PROVIDED BY FINANCING ACTIVITIES	150,543	9,773	293,711

NET INCREASE(DECREASE) IN CASH AND EQUIVALENTS	19,477	(63)	24,815

Cash and cash equivalents at the beginning of the period	5,338	8,503	-

Cash and cash equivalents at the end of the period	$24,815	$8,440	$24,815

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	$-	$-	$-
Income taxes paid	-	-	-

See accompanying notes to the unaudited condensed consolidated financial information

Page - 7

CORUMEL MINERALS CORP.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
DECEMBER 31, 2005
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three and nine month periods ended December 31, 2005, are not necessarily indicative of the results that may be expected for the year ended March 31, 2006. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated March 31, 2005 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

Business and Basis of Presentation

Corumel Minerals Corp. (the "Company") was reincorporated under the laws of the State of Nevada on July 23, 2002. On May 2003, the Company acquired all of the issued and outstanding shares of CMC Exploration Corp., a British Columbia company. At December 31, 2005 CMC Exploration Corp was dormant. The Company has been in the gold, silver and other mineral exploration business since its formation. The Company has not commenced significant operations and is considered a development stage Company, as defined by Statement of Financial Accounting Standards No. 7 (“SFAS 7”). To date the Company has generated no revenues, has incurred expenses, and has sustained losses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through December 31, 2005, the Company has accumulated losses of $288,736.

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
DECEMBER 31, 2005
(unaudited)

NOTE A-SUMMARY OF ACCOUNTING POLICIES (Continued)

Stock Based Compensation (Continued)

Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended March 31, 2005 and 2004 and will adopt the interim disclosure provisions for its financial reports for the subsequent periods. The Company has no awards of stock-based employee compensation outstanding at December 31 2005.

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

NOTE B - ADVANCES FROM RELATED PARTIES

During the nine months ended December 31, 2005 and the year ended March 31, 2005, entities controlled by the Company’s directors advanced funds to the Company for working capital purposes. Total amount due to related parties amounted $187,774 and $45,030 at December 31, 2005 and March 31, 2005, respectively. The amounts advanced are unsecured, non-interest bearing and have no specific terms of repayment.

Page - 9

CORUMEL MINERALS CORP.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
DECEMBER 31, 2005
(unaudited)

NOTE C - CAPITAL STOCK

The Company is authorized to issue 10,000,000 shares of preferred stock with par value $.001 per share, and 90,000,000 shares of common stock with par value of $.001 per share. As of December 31, 2005 and March 31, 2005, the Company has no preferred stock issued and outstanding. The Company has 9,270,500 shares of common stock issued and outstanding at December 31, 2005 and March 31, 2005. In December 2005, the Company received proceeds of $7,800 for 6,000 shares of common stock subscribed. As of December 31, 2005, the common shares have not been issued and accordingly the proceeds received were accounted for as common stock subscription payable.

NOTE D - COMMITMENTS AND CONTINGENCIES

The Company signed a letter of intent in October 2005 for a proposed merger with RCA Resources Corporation. As of December 31, 2005, the Company and RCA Resources Corporation are still in the process of finalizing the terms and conditions of the merger.

The Company entered into a consulting agreement in October 2005. Pursuant to the agreement, the Company is obligated to pay quarterly consulting fees of $30,000, and will issue 650,000 shares of restricted common stock for the first year of the consulting services. At December 31, 2005, an aggregate of $30,000 was paid in connection with this agreement. The common shares to be issued are subject to the terms of the merger agreement the Company has yet to finalize. As of December 31, 2005, no common shares have been issued in connection with the consulting agreement.

NOTE E - SUBSEQUENT EVENT

Subsequent to the date of the financial statements, the Company received proceeds of $119,113 for an aggregate of 91,624 shares of common stock subscribed.

Page - 10

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

Also, on October 27, 2005, Corumel signed a Letter of Intent with RCA Resources Corporation (“RCA”) for the proposed merger of the two companies. Currently, the parties are still negotiating the terms and conditions of the merger. Pursuant to the terms of the Letter of Intent, the parties agreed that Corumel and RCA will merge together to form a new Nevada corporation. The merger of the two companies is subject to certain conditions, including each party completing its own due diligence. At this time, no closing date has been set as the parties continue to negotiate the closing terms. See Exhibit 10.4 - Letter of Intent attached to this Current Report for more details.

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

Page - 11

If this opportunity does not materialize with Mr. Howell and Corumel’s consulting geologists favor further exploration, Corumel intends to proceed alone on the same basis as Corumel would have were the joint venture formed.

Due to a lack of funding, Corumel was largely dormant during the nine months ended December 31, 2005 and carried on minimal business, consisting of primarily administrative. Corumel did not carry on any work related to the Thor Group mineral claims.

Results of Operations

Corumel did not earn any revenues from inception through the reporting period ending December 31, 2005. Corumel does not anticipate earning revenues until such time as it has entered into commercial production of its mineral properties. Corumel has deferred the proposed drilling program on the Thor Group mineral claims until it has sufficient funding to proceed. Corumel has not yet determined whether the results of Phase 1 claims of the mineral exploration program on the Thor Group mineral are sufficiently positive to enable Corumel to proceed with further exploration programs. Corumel can provide no assurance that it will discover commercially exploitable levels of mineral resources on its properties, or if such resources are discovered, that Corumel will enter into commercial production of its mineral properties.

Corumel incurred expenses in the amount of $135,070 for the nine month period December 31, 2005. From the period on inception on July 23, 2002 to December 31, 2005, Corumel incurred expenses in the amount of $288,736. These operating expenses were primarily related to professional fees in connection with Corumel’s corporate organization relating to audit fees and legal fees. Corumel anticipates its operating expenses will increase as it undertakes its plan of operations, provided further exploration is recommended. This increase will be attributable to further geological exploration and the professional fees associated with complying with the reporting requirements under the Securities Exchange Act of 1934.

Corumel incurred a net loss in the amount of $135,070 for the nine month period ended December 31, 2005 and a net loss in the amount of $288,736 for the period from inception of July 23, 2002 through December 31, 2005. Corumel’s loss was entirely attributable to general and administrative expenses, which included operating expenses and professional fees.

Liquidity and Capital Resources

Corumel had cash of $24,815 as of December 31, 2005, compared to cash in the amount of $5,338 as of its fiscal year end on March 31, 2005. Corumel had a working capital deficiency of $182,799 as of December 31, 2005, compared to working capital of $55,529 as of March 31, 2005. Corumel’s liabilities as of December 31, 2005 of $208,014 related to advances from related parties, accounts payable and accrued liabilities, including professional fees for legal and audit services.

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

Page - 12

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

Corumel is not currently conducting any research and development activities. Corumel does not anticipate conducting such activities in the near future unless Corumel is able to raise the sufficient funds from equity financings or revenue generation.

Corumel does not have plans to purchase any significant equipment or change the number of employees during the next twelve months.

Corumel had cash in the amount of $24,815 as of December 31, 2005. Corumel’s total expenditures over the next twelve months are anticipated to be approximately $80,000. Corumel will need to obtain additional financing to cover its estimated operating expenses of $45,000 and $70,000 to cover the Phase 2 of the mineral exploration program, should Corumel elect to proceed. Also, over the next twelve months, Corumel will need to obtain additional financing if further exploration is recommended or if Corumel is able to complete the merger transaction with RCA Resources Corporation.

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

Page - 13

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

Page - 14

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

Page - 15

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

Page - 16

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter of the fiscal year covered by this report, (i) Corumel did not modify the instruments defining the rights of its shareholders, (ii) no rights of any shareholders were limited or qualified by any other class of securities, and (iii) Corumel did not sell any unregistered equity securities, except for the following:

November 29, 2005 - $1.30 Offering

On November 29, 2005, the board of directors authorized the issuance of up to 769,230 restricted shares of Common Stock at an offering price of $1.30 per share. The value of the restricted shares was arbitrarily set by Corumel and had no relationship to its assets, book value, revenues or other established criteria of value. All the restricted shares issued in this offering will be issued for investment purposes in a “private transaction”.

During the quarter of the fiscal year covered by the report, Corumel received $7,800 in subscription funds from one non-US subscribers. Corumel has not yet issued any restricted shares from this offering as management is waiting for all completed and signed subscription documents to be delivered before closing the private placement and issuing any restricted shares.

For the non-US subscribers outside the United States, Corumel will rely on Rule 903 of Regulation S promulgated pursuant to that Act by the Securities and Exchange Commission. Management will satisfy itself that the requirements of the exemption from the registration and prospectus delivery requirements of the Securities Act of 1933 have been fully complied with before issuing any restricted shares. The offering was not a public offering and was not accompanied by any general advertisement or any general solicitation. Corumel will receive from each accepted subscriber a completed and signed subscription agreement containing certain representations and warranties, including, among others, that (a) the subscriber was not a U.S. person, (b) the subscriber subscribed for the shares for their own investment account and not on behalf of a U.S. person, and (c) there was no prearrangement for the sale of the shares with any buyer. No offer has been made nor will be accepted in the United States and the share certificates representing the shares will be legended with the applicable trading restrictions.

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

Page - 17

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

Page - 18

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Corumel Minerals Corp. has caused this report to be signed on its behalf by the undersigned duly authorized person.

CORUMEL MINERALS CORP.

By:/s/ Chris Roth
Name:  Chris Roth
Title: Director, CEO and CFO
Dated: February 13, 2006

Page - 19

Exhibit 31

Page - 20

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

Date: February 13, 2006

/s/ Chris Roth
Chris Roth
Chief Executive Officer

Page - 21

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

Date: February 13, 2006

/s/ Chris Roth
Chris Roth
Chief Financial Officer

Page - 22

Exhibit 32

Page - 23

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Corumel Minerals Corp. (“Corumel”) on Form 10-QSB for the period ending December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Chris Roth, President, Chief Executive Officer of Corumel and a member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of Corumel.

/s/ Chris Roth
Chris Roth
Chief Executive Officer

February 13, 2006

Page - 24

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Corumel Minerals Corp. (“Corumel”) on Form 10-QSB for the period ending December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Chris Roth, Treasurer and Chief Financial Officer of Corumel and a member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of Corumel.

/s/ Chris Roth
Chris Roth
Chief Financial Officer

February 13, 2006

Page - 25