Form 10KSB
period 2006-03-31
PROSPERO MINERALS CORP.
filed 2006-08-17
CIK 1243741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-KSB

[ X ]	ANNUAL REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  March 31, 2006

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Commission file number

PROSPERO MINERALS CORP.
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

$nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $98,376,812 as of August 9, 2006.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at August 14, 2006
shares of common stock - $0.001 par value	89'468'911

Documents incorporated by reference:  Exhibit 3.1 (Articles of Incorporation), Exhibit 3.2 (By-laws), Exhibit 10.1 (Property Acquisition Agreement), Exhibit 10.2 (Transfer of Interest Agreement), and Exhibit 10.3 (Amending Agreement) all filed as Exhibits to Prospero’s registration statement on Form SB-2 filed on June 20, 2003.

Transitional Small Business Disclosure Format (Check one): Yes   [   ]     No   [ x ]

Form 10-KSB	Prospero Minerals Corp.

Part I

Item 1.

Description of Business

(a)

Business Development

Prospero was incorporated under the laws of the State of Nevada on July 23, 2002.

Prospero is an exploration stage company engaged in the acquisition and exploration of mineral properties.  Prospero’s plan of operations is to conduct mineral exploration activities on the mineral properties in order to assess whether these claims possess commercially exploitable mineral deposits.  Prospero’s exploration program is designed to explore for commercially viable deposits of base and precious minerals, such as gold, diamonds, silver, lead, barium, mercury, copper, and zinc minerals.  See “Business of Prospero” and “Management’s Discussion and Analysis or Plan of Operations” below for more information.

On June 20, 2006, Prospero Minerals Corp. announced its name change from “Corumel Minerals Corp.” to “Prospero Minerals Corp.” and increased its authorized capital.

On March 31, 2006, Prospero acquired 100% ownership of Lobaye Gold SURL, which was formed under the laws of Central African Republic (“Lobaye”).  Lobaye was acquired for the purpose of carrying out Prospero’s mineral exploration program in Central African Republic.  Prospero indirectly owns through Lobaye a 100% interest in three general exploration licenses for three specific regions in the Central African Republic for a validity period of three years for gold and diamond prospecting (the “Lobaye Claims”).

Also, on May 23, 2003, Prospero acquired 100% ownership in CMC Exploration Corporation, which was incorporated under the name 660289 B.C. Ltd. under the laws of the Province of British Columbia on December 17, 2002 (“CMC”).   CMC changed its name to “CMC Exploration Corporation” on June 12, 2003.  CMC was formed for the purpose of carrying out Prospero’s mineral exploration program in British Columbia.  Prospero indirectly owns through CMC a 100% interest in six mineral claims (the “Thor Claims”).  On May 23, 2003, Prospero transferred all of its 100% ownership interest in the Thor Claims to CMC.  See Exhibit 10.2 – Transfer of Interest Agreement for more information.

Prospero has an authorized capital of 300,000,000 shares divided into (1) 290,000,000 shares of common stock with a par value of $0.001 per share with 89'468'911shares of common stock currently issued and outstanding and (2) 10,000,000 shares of preferred stock with a par value of $0.001 per share with no shares of preferred stock currently issued and outstanding.

Neither Prospero nor its subsidiaries have been involved in any bankruptcy, receivership or similar proceedings.  There have been no material reclassifications, mergers, consolidations or purchases or sales of a significant amount of assets not in the ordinary course of Prospero’s business.

(b)

Business of Prospero

Prospero is an exploration-stage company engaged in the development of mineral properties, in particular gold and diamonds.  Prospero is currently focusing its assets and time on its Lobaye Claims, but will continue with the proposed mineral exploration program on the Thor Claims when Prospero is in a position to commit the required working capital and time to the exploration program.

Property Interests

The following is a summary of Prospero’s principal property interests, segregated by the operations of Prospero’s subsidiaries.  Prospero does not have any assets or mineral properties that are currently in production or contain a reserve.

Form 10-KSB	Prospero Minerals Corp.

A.  Lobaye Gold SURL Operations

Founded in March 4, 2004, Lobaye Gold SURL is limited liability company, registered under the laws of the Central African Republic (“Lobaye”).  Lobaye’s head office is located at Bangui, Avenue de l’indépendance, BP 1084, Bangui, Central African Republic.

The Central African Republic is a landlocked country in the geographic centre of Africa. Central African Republic has suffered decades of army revolts, coups d'etat and rebellions since the nation of 3.6 million gained independence from France in 1960. In June 2005, General Francois Bozize was, after a previous tenure of 2 years as President, democratically elected as President of the Central African Republic with 64% of the popular vote.

Lobaye Claims

Lobaye has had three general exploration licenses for gold and diamond prospecting for the regions of Guingala, Amada-Gaza and Abba all in southwestern Central African Republic (the “Licenses”).  The Licenses are for a period of three years each. The licenses were granted on April 13, 2005 and expire on April 12, 2008

Based on the results of Prospero’s initial testing on the Mineral Claims, management has determined that Prospero should move forward with further exploration and production on the Mineral Claims and has applied for an additional mining exploitation license in Zone 1 – Guingala.

The mineral properties that form part of the Licenses cover an aggregate surface area of 2,202 km² (the “Lobaye Claims”).  The boundaries for the mineral properties covered by each of the Licenses are defined by the following coordinates:

Zone 1: Guingala (202 km²)

Points

Longitude (East)

Latitude (North)

A

17°20’00”

4°10’00”

B

17°28’00”

4°10’00”

C

17°28’00”

4°00’00”

D

17°26’20”

4°00’00”

Zone 2: Amada-Gaza (1000 km²)

Points

Longitude (East)

Latitude (North)

A

14°58’33”

4°40’08”

B

15°02’00”

4°40’08”

C

15°02’00”

5°12’50”

D

14°51’25”

5°12’50”

E

14°51’25”

4°53’28”

Form 10-KSB	Prospero Minerals Corp.

Zone 3: Abba (1000 km²)

Points

Longitude (East)

Latitude (North)

A

15°02’00”

5°30’10”

B

15°15’11”

5°30’10”

C

15°15’11”

5°07’08”

D

15°02’00”

5°07’08”

During the three year period of the Licenses, Lobaye will undertake to invest a minimum of 25,000 CFA/km²/year for each license, which is equivalent to approximately US$44/ km²/year.  The CFA is the official monetary unit of Central African Republic and approximately 540 CFA are equal to approximately US$1.00.  The total annual investment for Lobaye will be approximately US$100,000 for the Lobaye Claims.  Also, Lobaye is required to submit monthly reports on the exploration work on the Lobaye Claims to the Minister in charge of Mines and to the Director General of Mines.  See Exhibit 99.5 for more details.

Historical Background

Central African Republic already has a considerable history in the mining of gold, precious stones and other valuable minerals.  However, this exploitation generally was artisanal in nature for the past 30 years.  From the 1940’s to the 1950’s, large mining operations by French and South African companies were installed in this region and ceased thereafter due to political problems.  In the northern part of the Lobaye Claims, there are two rivers merging, the Lobaye River and the Guingala River.  Special notice is drawn upon the underground connection between those two rivers - the Guingala River disappears and goes underground and further down joins the Lobaye River (underground).  This specific territory dates back to volcanic activity over 2,500 years ago.  Today, the entire territory around the Lobaye River and the Guingala River is of the savannah type, but those two rivers are within a primary forest (approx. 35 km2).  Any mineral deposits in this region are difficult and costly to reach by way of artisanal mining, and demand an industrial mining approach.

Location and Access

The Lobaye Claims are located within the Bossuy mining district of the Lobaye province of the Central African Republic and are approximately 230 kilometers (140 miles) west-southwest from Bangui, the capital of the Central African Republic.  The Central African Republic is a landlocked country in the geographic centre of Africa.

Access to the Lobaye Claims is by paved and natural roads from Bangui to Bossuy, which is a five hour drive (140 miles).  From Bossuy, you can drive to the Lobaye Claims, which are located due south of Bossuy.   From Bossuy to the Lobaye Claims, Lobaye constructed and maintains its own private access road.  The trip takes approximately five minutes (4 miles).

Plant and Equipment

Lobaye has in the past explored artisanal mining.  In the future , Lobaye will move from artisanal exploration to  industrial open-pit exploration.  All preparatory work has almost been been completed,and  industrial mining equipment has been delivered and and will shortly be installed.:

A gold and diamond washing plant with a capacity of 1,000 tons/day has been substantially been  constructed and installed.  The construction of another washing plant with a 3,000 ton/day capacity will start in May 2007..The base-camp infrastructure with diesel-powered generators, mechanic workshop and security-zone is ready.  The staff housing construction phase 1 is nearing completion (base camp and 4 houses).  The industrial mining equipment including two Komatsu excavators (Models PC 240LC-7 and PC 340), two Komatsu Wheelloaders (Model WA740-3), four Mercedes 35 ton 6x4 trucks, one Petrol-truck, one Bedloader with truck, and tools have been delivered to the base-camp and are ready for operation.

Geology and Mineralization

Under morphological aspects, the central part of Africa consists of a huge continuous plain and presents three topographic units.

The first unit comprises the alluvial plains of the Chad in the North and of the Congo in the South.  Its elevation is between 400 and 500 metres (corresponding to approximately 1,250 to 1,600 feet) above sea level.

The second unit is represented by the immense plateau named “dorsal oubanguienne” (as much as the Oubangui back) that separates the two alluvial plains and culminates between 500 and 800 m (approx. 1600 to 2500 ft.) above sea level.

The third unit is situated at the extreme eastern and western parts of the two plains and is comprised of two mountain massifs with medium heights between 1,000 metres and 2,000 metres (approximately 3000 feet and 6000 feet) above sea level. The large topographical units that control the hydrographic network, which consist of the Congo Basin (Oubangui and Sangha) and the Basin of Chari (Ouham and Aouk) make the Central African Republic a well-drained country.

The above topographic sections correspond with the geological units that consist of Precambrian formations consisting of crystalline and slated rock.

These rocks cover over 60% of Central African Republic’s surface, which amounts to approximately 400,000 km2 (or approximately 156,000 square miles), and splits into the following structural units:

•

The basic complex of archaic age, which is very metamorphic and is represented by granite-gneissic rocks that enclose greenstone belts, and are furthermore transversed by rocks of plutonic granitites;

•

The lower and middle proterozoic is constituted by a series of sediments (micaschists, quartzes as well as dolomite chalks);

•

The upper Proterozoic comprises the sand stones of Carnot Berberati at the southeast and of Mouka Ouadda at the northeast.  The latter stand for those rocks called the “Central African Diamond Stores”.

•

Tertiary and quaternary formations, also known as “the Chad formations” are found along the whole part of the country’s border with the Chad.

After the desegregation of the mineralized formations, which are on a conglomeratic level of chalky sand stone from rivers and lakes, the actual hydrographic network has canalized, transported and put into place sand, gravel, heavy minerals, and diamonds.

\

The latter are concentrated in the base of alluvia on the bedrock, hence its important role in the function of its nature (dry or sticky) and of its morphology (bars, rubbles, marmit).

On October 25, 2005, the Swiss Federal Institute of Zurich, Switzerland (ETH) analyzed three ore samples from Zone 1 for quantitative x-ray diffraction analysis.  Mineralogy was determined with x-ray diffraction analysis.  For quantification, the Rietveld analysis of the XRD pattern was used.

Mineral contents of the samples (in wt%)

Phase

Sample A-1

Sample A-2

Sample A-3

Ilmenite = FeTiO3

12.7 ± 1.5

6.3 ± 0.4

91.6± 0.9

Goethite = FeOOH

59.1 ± 1.8

24.2 ± 0.8

Quartz = SiO2

3.7 ± 0.4

65.0 ± 0.7

2.0 ± 0.3

Rutile = TiO2

4.8 ± 0.5

0.9 ± 0.3

2.9 ± 0.3

Schorl = NaFe3Al6(BO3)3Si6O18(OH)4

3.4 ± 0.8

Kaolinite = Al2Si2O5(OH)4

5.4 ± 2.0

3.5 ± 1.0

Epidote = Ca2Al2.60Fe0.40Si3O13H

8.7 ± 0.8

Titanite = CaTi(SiO4)O

0.8 ± 0.4

Pyroxene = (Na Ca) (Fe Al Mg) Si2 O6

1.3 ± 0.5

Hematite = Fe2O3

3.6 ± 0.5

Prospero does not claim to have any ores or reserves whatsoever at this time on the Lobaye Claims.

Proposed Exploration Program

The following information concerning the Lobaye Claims has been compiled by Lobaye management, with guidance from historical data.

In 2006, Prospero plans to concentrate primarily on the Guingala property (Zone 1) upon the granting of the mining exploitation (production) license currently under negotiations.

During 2006 Prospero plans to continue to seek to develop projects in the current Zone1 in Guingala as well as later on in the year starting with geological surveys in the other two zones (Zone 2: Amada-Gaza (1,000 km²) and Zone 3: Abba (1,000 km²)).

Prospero will continue to develop the current explorational open-pit mining program to determine the commencement of production.  The following table sets out the estimated costs, commencement dates, and completion dates of Prospero’s proposed exploration programs during its 2006 fiscal year commencing on October 1, 2006, if the mining licenses are issued, tests and assay results, market conditions, and capitalization are optimal.

Property	Estimated Exploration Costs for 2006	Commencement Date	Estimated Completion Date
Guingala (Zone 1)	600,000	October 1, 2006	March 31, 2007
Amada-Gaza (Zone 2)	225,000	Jan. 1, 2007	March 31, 2007
Abba (Zone 3)	225,000	Jan.1, 2007	March 31, 2007
Total	$ 1,050,000

Prospero will complete a comprehensive feasibility audit by mid-October 2006 on the Lobaye Claims.  Prospero will have an external consulting geologist evaluate the results of the feasibility audit.  The audit will evaluate the viability of the mine’s permits, washing facilities and underground conditions.  It will also allow for development of a mine engineering plan and estimations of capital requirements and future operational costs.  Furthermore, the geology and mineralization of the Lobaye Claims will be evaluated.  With this information, Prospero will develop exploration strategies and various production scenarios.

Prospero is currently scheduling a district-wide exploration effort to begin assessments beyond the Guingala property, the site of the resource-definition effort.  This effort will consist of a rigorous district-scale geologic evaluation along with assessments of mineralized areas.

Prospero’s drilling, sampling, and assaying practices will be actively audited by a yet to be contracted specialist.  Core samples are being assayed at the Swiss Technical Institute (ETH) in Zurich, Switzerland.  The ETH, together with the Studiecentrum Limburg voor Milieu, Geologie en Veiligheid vzw, Diepenbeek, Belgium will also be heading resource calculations once sufficient drilling has been completed.

Once exploration has been completed, the results will be evaluated to determine production viability.  This will be based on mineralization, the gold, diamond, platinum, palladium and ilmenite markets, and the engineering and production costs to further economically extract and process.

Up to March 31, 2006, Lobaye has spent approximately US$800,000 on exploration, and US$36,000 on the Lobaye Claims.

Prospero continues to survey and develop mining areas, that contain high grades and large tonnage of gold or diamonds as well as projects that contain the potential for mineralization concealed under post-mineral cover.

Prospero will continue to incur losses unless Prospero’s mineral properties contain commercially viable sources of gold or diamonds and until such time as Prospero achieves significant revenues from the sales of gold or diamonds.  The costs associated with bringing a commercially viable mine into operation are significant, and Prospero cannot guarantee that it will be able to obtain the required working capital to bring a mine into commercial production.

As Prospero proceeds with its production and exploration programs Prospero will need to hire independent contractors as well as purchase or lease additional equipment.

Form 10-KSB	Prospero Minerals Corp.

B.  CMC Exploration Corporation Operations

Prospero’s future plan of operations on the Thor Claims is to conduct mineral exploration activities to assess whether these claims possess commercially exploitable mineral deposits.  Prospero’s proposed exploration program for the Thor Claims is designed to explore for commercially viable deposits of base and precious minerals, including lead, gold, silver, barium, mercury, copper, and zinc minerals.  Currently, however, Prospero will focus on implementing its proposed exploration program for the Lobaye Claims.  If working capital and time is available, Prospero will commit such funds and time to the proposed mineral exploration program for the Thor Claims.

On March 28, 2003, Prospero entered into a property acquisition agreement whereby it purchased a 100% interest in six mineral claims referred to as the Thor Claims.  See Exhibit 10.1 for more details.  Prospero purchased the Thor Claims from William A. Howell, a graduate geologist, for his out-of-pocket costs incurred in staking and registering the mineral claims.  Pursuant to an amending agreement to the property acquisition agreement, dated June 2, 2003, Prospero is obligated to incur exploration expenditures of no more than $7,500 on Phase 1 of its proposed mineral exploration program.  Any exploration costs in excess of $7,500 will require Prospero’s prior approval and Prospero will be required to pay only 85% of the additional costs.  See Exhibit 10.3 for more details.  All references to the property acquisition agreement in this current report refer to both that agreement and the amending agreement.

Further provisions of the property acquisition agreement stipulate that Mr. Howell is to govern Phase 1 of Prospero’s proposed mineral exploration program to be conducted on the Thor Claims.  Mr. Howell would be the operator during Phase 1 of the proposed mineral exploration program.  If Mr. Howell remains the operator throughout Phase 1 of the proposed mineral exploration program, he would be entitled to receive, as partial compensation for his services, a 15% undivided interest in the Thor Claims.  Mr. Howell will also be entitled to charge a fee for his services as operator equaling 7½% of the first $10,000 Canadian dollars of exploration expenditures and 5% of exploration expenditures thereafter.

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

The Thor Claims cover a total of about 363 acres or about 0.60 square miles.  Exploration work to the extent of CDN$100 per unit will be required prior to the expiry date of February 17, 2010, or equivalent cash paid in lieu of work.  At the completion of Phase 1 of the mineral exploration program, Prospero had incurred over $7,500 in expenditures, which is approximately equivalent to CDN$9,650.  As a result, when the expenditures were registered against the mineral claims, the expiry date on the Thor Claims was extended to February 17, 2010.  A maximum of 10 years of work credit may be filed on a mineral claim.  If the required exploration work expenditure is not completed and registered in any year or if a payment is not made to the Province of British Columbia in lieu of the required work within that year, the mineral claims will lapse and title with revert to the Province of British Columbia.

William Howell initially staked the Thor Claims in February 2003.  In February 2004, Mr. Howell had to re-stake and re-register the Thor Claims as the registration of the mineral claims had lapsed.  Staking a claim involves physically marking the boundaries of the mineral claim area on the ground and is the first step in acquiring title to the claim.  Once the property is staked, title to the property can be recorded with the British Columbia Ministry of Energy and Mines.  Upon Prospero’s purchase of the Thor Claims, Mr. Howell delivered to Prospero a bill of sale for the Thor Claims in a form prescribed by the Ministry of Energy and Mines that will allow Prospero to register the Thor Claims in its name at any time.  As Mr. Howell is the operator, for convenience in recording exploration work done on the property and in filing assessment reports with the Ministry of Energy and Mines, management has decided that the mineral claims will remain registered in Mr. Howell’s name, in trust for Prospero, during Phases 1 and 2 of the proposed mineral exploration program.

The Province of British Columbia owns the land covered by the mineral claims.  At this time Prospero is not aware of any native land claims that might affect Prospero’s interest in the Thor Claims or to British Columbia’s title of the property.  Although Prospero is unaware of any situation that would threaten its claims, it is possible that a native land claim could be made in the future.  The federal and provincial government policy is to consult with all potentially affected native bands and other stakeholders in the area of any potential mining.  If Prospero should encounter a situation where a person or group claims an interest in the Thor Claims, Prospero may choose to provide compensation to the affected party in order to continue with its mineral exploration work, or if such an option is not available, Prospero may have to relinquish its interest in the Thor Claims.

Historical Background

The Thor Claims presently do not have any mineral reserves.  The Thor Claims are undeveloped and do not contain any open-pit or underground mines.   Exploratory work on the Thor Claims conducted by prior owners has indicated some potential showings of mineralization.  Prospero is uncertain as to the reproducibility of these prior exploration results.

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

In 1990, Hera Resources Ltd. acquired and examined the property, and a qualified professional engineer prepared a geological report.  However, no assessment work was done and no further work has been done to the knowledge of Prospero’s geological consultants.

In the opinion of Prospero’s geological consultants, the work program completed by Trafalgar Resources Inc. remains the most comprehensive study to date of a large number of claims on property that includes the Thor Claims. The results of Trafalgar’s work program along with Prospero’s geological consultants’ personal observations of the Thor Claims form the basis of their Geological Report and the accompanying recommendations.

Trafalgar’s work program was conducted by two geologists and was undertaken in two stages.  One of these geologists was William Howell, from whom Prospero acquired the Thor Claims.  During the first stage, the geologists undertook geological mapping, rock chip sampling and reconnaissance soil sampling covering the majority of the property.  A geochemical soil sampling was also completed.  The second stage of Trafalgar’s work program was undertaken from October to December 1986, and was reported separately in 1987.  This second stage included follow-up geological mapping, rock chip sampling and soil sampling.

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

Plant and Equipment

There is no mining plant or equipment located on any of the Thor Claims.  Also, currently there is no power supply to any of the Thor Claims.

Form 10-KSB	Prospero Minerals Corp.

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

4.

The Switchback Zone is geologically similar to the Road Zone.  This zone is marked by a prominent level of arsenic mineralization in soil samples.  Rock samples taken from this zone were deficient in both base and precious metals, as is common with alterations of this type, in the view of Prospero’s consulting geologists.

Prospero does not claim to have any ores or reserves whatsoever at this time on the Thor Claims.

Proposed Exploration Program

Prospero intends to try to remove any mineralized material, if economically viable.  If mineralized material is found on any of Prospero’s mineral exploration projects and removal is warranted, and Prospero does not have the adequate working capital to do so, Prospero will have to sell additional shares of common stock or borrow money to finance the cost of removing the mineralized material.  There is no assurance that Prospero will have the working capital to remove the mineralized material from its mineral exploration projects, if warranted, and there is no assurance Prospero will be able to raise additional working capital through equity or debt financing.

Phase 1 – Work Conducted and Results

In February 2004, Prospero’s operator, William Howell, completed Phase 1 of the mineral exploration program on the Thor Claims.   The exploration work consisted of (1) detailed soil sampling along four lines above each of the four mineralization zones discussed above, (2) limited geological mapping, (3) rock sampling along the four mineralization zones, (4) a 500 metre and 800 metre geophysical induced polarization survey across the Zinc Zone, the Switchback Zone and the Main Zone, and (5) inspection and selection of four future drill sites.

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

Phase 2 – Proposed Work

Following the completion of Phase 1 of the mineral exploration program, Prospero’s consultants recommended that Prospero conduct Phase 2 of the mineral exploration program on the Thor Claims, which will cost approximately $70,000.

Phase 2 of the Prospero’s proposed mineral exploration program will consist of (1) a drilling program to test mineralization at deeper levels and along the identified zones to determine geology, trend of alteration, and any weak mineralization, (2) additional induced polarization surveys to be conducted on the zones, and (3) review of drilling plan.  Prospero’s consultants recommended that one drill hole of approximately 100 meters in depth be positioned to cross each of the identified zones at an angle of 60 degrees.

Prospero’s proposed budget for Phase 2 of the proposed mineral exploration program is as follows:

Drilling (4 holes x 100 metres each x $75 per metre)	$ 30,000
Induced polarization surveys (6 miles)	15,000
Geological supervision and reporting	8,000
Associated costs, food, lodging	10,000
Mobilization, demobilization	2,000
Contingency (10%)	5,000
Total Proposed Budget	$ 70,000

As a result of the formation of the joint venture with William Howell on the completion of Phase 1, Prospero is obligated to pay 85% of the expenditures incurred as part of the mineral exploration program and William Howell obligated to pay the remaining 15% of those expenditures.

Prospero’s current plans are strictly limited to research and exploration.  Prospero will not be able to determine whether or not the Thor Claims contain a commercially exploitable mineral deposit, or reserve, until appropriate exploratory work is done and an economic evaluation based on that work concludes economic viability.

Status of Phase 2 of the Mineral Exploration Program

Prospero has not yet commenced Phase 2 of the mineral exploration program on the Thor Claims and does not know when Phase 2 will commence.  Prospero has until February 17, 2010 before it must file any previously completed work on the Thor Claims or pay a registration fee in lieu of any work.

Joint Venture

Pursuant to the property acquisition agreement, William Howell became Prospero’s operator and oversaw Phase 1 of the proposed mineral exploration program to be conducted on the Thor Claims in exchange for a 15% joint venture interest in the claims.   As a result of the conclusion of Phase 1 of the mineral exploration program, Mr. Howell has become a joint venture partner with Prospero and owns a 15% interest in the Thor Claims.

Upon the completion of Phase 1 of the proposed mineral exploration program Prospero intends to have its consulting geologists’ firm review the results of the mineral exploration program and report back to Prospero with its recommendations, if any, with regard to further mineral exploration programs.  Provided that further mineral exploration programs are recommended and provided that Mr. Howell has remained the operator throughout Phase 1, the property acquisition agreement requires that Prospero and Mr. Howell will enter into a formalized joint venture.  Even if Mr. Howell has not remained as operator throughout Phase 1 and has not earned the 15% undivided interest in the Thor Claims, Prospero intends to proceed alone on much the same basis as it would have had the joint venture been formed, provided that the recommendations of its consulting geologists favors further exploration.

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

Under the terms of the joint venture agreement, both parties agree to associate and participate in a single purpose joint venture to carry out the project.  Beneficial ownership of the Thor Claims remains in each party’s name proportional to its respective interest.  Also, subsequent to the initial exploration program for which Prospero will bear all of the costs, costs are to be met by each party in proportion to its interest.  Upon the formation of the joint venture Prospero intends to register each party’s interest in the Thor Claims according to its joint venture interest.

Prospero’s initial joint venture interest is 85% and Mr. Howell’s interest is 15%.  The interest of each party may be reduced and the other party’s interest increased by an amount equal to the share of the exploration costs they were obliged to pay.  The respective interest of each party could be increased or decreased from time to time if any or all of the following events occur: (1) a party fails to pay its proportionate share of the costs; (2) a party elects not to participate in the program, and/or; (3) a party elects to pay less than its proportionate share of the costs for a program.  If these terms operate to cause a party’ interest in the Thor Claims to be reduced to 5.0% or less, that party will assign and convey its interest to the other party and will receive a royalty equal to 2.5% of the net profits.

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

Competition

Prospero competes with other mining and exploration companies possessing greater financial resources and technical facilities than Prospero in connection with the acquisition of mineral exploration claims and in connection with the recruitment and retention of qualified personnel.  Many of Prospero’s competitors have a very diverse portfolio and have not confined their market to one mineral or property, but explore a wide array of minerals and mineral exploration properties.  Some of these competitors have been in business for longer than Prospero and may have established more strategic partnerships and relationships than Prospero.

As a result of the lower cost of open pit mining production in the Central African Republic, management believes that it will have a competitive advantage over its competitors when and if it begins production on the Lobaye Claims.

Government Controls and Regulations

Prospero’s exploration and development activities are subject to various levels of federal and state laws and regulations relating to protection of the environment, including requirements for closure and reclamation of mineral exploration properties.  These laws are continually changing and, as a general matter, are becoming more restrictive. Prospero’s policy is to conduct business in a way that safeguards public health and the environment.  Prospero believes that its mineral exploration activities are conducted in material compliance with applicable laws and regulations.

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

Any existing or probable governmental legislation will not materially affect Prospero’s current business, including any applicable environmental laws.   The Mineral Exploration Code of British Columbia will govern Prospero’s exploration program.  The purpose of this code is to establish standards for mineral exploration and development and to manage exploration and development activities to ensure maximum extraction with a minimum of environmental disturbance.  However, the Mineral Exploration Code will not apply to Prospero provided that the work to be done as part of its exploration program does not involve any mechanical disturbance of the surface of the Thor Claims.  Such exempt work includes prospecting using hand tools, geological and geochemical surveying, airborne geophysical surveying, ground geophysical surveying without the use of exposed, energized electrodes, hand trenching without the use of explosives, and establishment of grid lines that do not require the felling of trees.  If Prospero does any work on the Thor Claims that is not exempt it will need to comply with the Mineral Exploration Code and obtain the applicable permits.

Prospero will be required to obtain work permits for any exploration work that result in a physical disturbance to the mineral claims.  Prospero will be required to obtain a work permit if it proceeds with the subsequent phases of its proposed mineral exploration programs.  As the exploration programs proceed to the trenching, drilling and bulk-sampling stages, Prospero will be required to post small bonds and file statements of work.  Prospero will be required by to undertake remediation work on any work that results in physical disturbance to the mineral claims.  The cost of remediation work will vary according to the degree of physical disturbance.

It is Prospero’s responsibility to provide a safe working environment, not to disrupt archaeological sites, and conduct its activities in such a manner as to cause unnecessary damage to the mineral exploration properties.

Prospero will secure all necessary permits for exploration and will file final plans of operation prior to the commencement of any mineral exploration operations.  Management anticipates no discharge of water into active stream, creek, river, lake or any other body of water regulated by environmental law or regulation.  No endangered species will be disturbed.  Re-contouring and re-vegetation of disturbed surface areas will be completed pursuant to law.  Any portals, adit or shafts will be sealed upon abandonment of the mineral exploration properties.  It is difficult to estimate the cost of compliance with the environmental law since the full nature and extent of Prospero’s proposed activities cannot be determined until it commences operations and knows what that will involve from an environmental standpoint.

Prospero and its subsidiaries are in compliance with the foregoing legislation and will continue to comply with the legislation in the future.   Management believes that compliance with the foregoing legislation will not adversely affect Prospero’s business operations in the future or its competitive position.

Effect of Existing or Probable Governmental Regulations on Prospero’s Business

Prospero’s business is subject to various levels of government controls and regulations, which are supplemented and revised from time to time.  Changes to current local, state or federal laws and regulations in the jurisdictions where Prospero operates could require additional capital expenditures and increased operating and/or reclamation costs.  Prospero is unable to predict what additional legislation or revisions may be proposed that might affect its business or when any such proposals, if enacted, might become effective.  Such changes, however, could require increased capital and operating expenditures and could prevent or delay certain operations by Prospero or its subsidiaries.   Although Prospero is unable to predict what additional legislation, if any, might be proposed or enacted, additional regulatory requirements could render certain exploration activities uneconomic.

Dependence on One or a Few Major Customers

Prospero does not have any major customers that it depends on.  Prospero is still in the start up phase and has not as of yet negotiated a contract with a major client.  Base or precious metals can be readily sold on numerous markets throughout the world and it is not difficult to ascertain their market price at any particular time.  Since there are a large number of available base and precious metal purchasers, Prospero is not dependent upon the sale to any one customer.  Also, management believes that, because of the availability of alternative refiners, no material adverse effect would result if Prospero lost the services of any of its current refiners.

Patents/Trade Marks/Licenses/Franchises/Concessions/Royalty Agreements or Labour Contracts

Neither Prospero nor its subsidiaries currently own any patents or trade marks.  Also, they are not party to any license or franchise agreements, concessions, royalty agreements or labor contracts arising from any patents or trademarks.

Form 10-KSB	Prospero Minerals Corp.

Number of Total Employees and Number of Full Time Employees

Neither Prospero, Lobaye nor CMC have any paid employees at this time.

Risk Factors

You should consider each of the following risk factors and the other information in this Annual Report, including Prospero’s financial statements and the related notes, in evaluating Prospero’s business and prospects.  The risks and uncertainties described below are not the only ones that impact on Prospero’s business.  Additional risks and uncertainties not presently known to Prospero or that Prospero currently considers immaterial may also impair its business operations.  If any of the following risks actually occur, Prospero’s business and financial results could be harmed.  In that case, the trading price of Prospero’s shares of common stock could decline.

Risks associated with Prospero’s business and properties:

1.

Lobaye is currently negotiating the renewal of mining development licenses.

Lobaye has has three general exploration licenses for gold and diamond prospecting for the regions of Guingala, Amada-Gaza and Abba all in southwestern Central African Republic (the “Licenses”).  The Licenses are for a period of three years each. The licenses were granted on April 13, 2005 and expire on April 12, 2008.

Based on the results of Prospero’s initial testing on the Mineral Claims, management has determined that Prospero should move forward with further exploration and production on the Mineral Claims and has applied for an additional mining exploitation license in Zone 1 – Guingala.

2.

Lobaye lacks an operating history and has losses that it expects will continue into the future.  If the losses continue Lobaye will have to suspend operations or cease operations.

Lobaye has no operating history upon which an evaluation of its future success or failure can be made.  Lobaye has incurred significant operating losses since inception and has no financial resources to support it until such time that it is able to generate positive cash flow from operations. In a Form 8-K/A filed with the Securities and Exchange Commission on April 6, 2006, Prospero disclosed that it had entered into an Asset Purchase Agreement (the “Purchase Agreement”) with RCA Resources Corporation (“RCA”).  Pursuant to the terms of the Purchase Agreement, the Company acquired all of the assets of RCA pertaining to RCA’s planned mineral exploration activities.  The assets included  (1) a 100% interest in Lobaye Gold SARL (“Lobaye”), a limited liability company registered under the laws of the Central African Republic, (2) three general exploration licenses for three specific regions in the Central African Republic for a validity period of three years for gold and diamond prospecting, (3) a lease agreement for industrial mining equipment, (4) mining equipment and (5) the assignment of $1,265,388 in loans made by RCA to Lobaye. In connection with the acquisition of the aforementioned assets, the Company filed Lobaye’s financial statements for the year ended December 31, 2005 and for the period from March 4, 2004 through December 31, 2004 as well as unaudited Pro-Forma financial information as an exhibit to the 8-K/A (the “Lobaye Financial Statements”).

Subsequent to the completion of the transaction, the Company undertook a review of Lobaye’s financial records, and, after completing such review, on July 13, 2006, the Company determined that the Lobaye Financial Statements, do not accurately reflect the financial history of Lobaye because Lobaye made certain disbursements and received certain advances from RCA that the Company could not verify because of Lobaye’s weak internal controls and lack of documentation for certain transactions.  Accordingly, the Lobaye Financial Statements for the year ended December 31, 2005 and for the period from March 4, 2004 through December 31, 2004 as well as the unaudited Pro-Forma financial information should no longer be relied on.

The Company’s board has discussed the matters disclosed in this filing pursuant to this Item with its independent accountants prior to its filing this amended 8-K.

In addition to the foregoing, the Company has determined that no financial statements for the acquisition of Lobaye’s assets were required to be filed based upon the fact that Lobaye was not conducting a business as defined by applicable SEC rules and regulations as of the date the assets were acquired by the Company.  Accordingly, no financial statements for Lobaye need or will be supplied.  See “Management Discussion and Analysis” on page 18 for more details.

Lobaye’s ability to achieve and maintain profitability and positive cash flow is dependent upon its ability to: (1) acquire the necessary renewal of the mining exploration and exploitation licenses, (2) locate a profitable mineral property, (3) generate revenues from its planned business operations, and (4) reduce exploration costs.   Based upon current plans, Lobaye expects to incur operating losses in future periods.  This will happen because there are expenses associated with the research and exploration of Lobaye’s mineral properties.  Lobaye cannot guaranty that it will be successful in generating revenues in the future.   Failure to generate revenues may cause Lobaye to suspend or cease operations.

3.

Because Prospero’s auditors have issued a going concern opinion and because its officers and directors will not loan any money to Prospero, it may not be able to achieve its objectives and may have to suspend or cease operations.

Prospero’s auditors have issued a going concern opinion.  This means that the auditor doubts that Prospero can continue as an ongoing business for the next twelve months.  Because Prospero’s officers and directors are unwilling to loan or advance any additional capital, Prospero may have to suspend or cease operations or arrange for other sources of funds.

4.

Prospero has no known ore reserves and cannot guarantee that it will find any ore reserves, or if Prospero finds any ore reserves, that production would be profitable.  If no ore reserves are found, Prospero may have to cease operations.

All of Prospero’s mineral claims are in the exploration stage and none of the mineral claims have any known ore reserves or generate any cash flow.  Prospero has not identified any mineable mineral reserves on any of the mineral claims and Prospero cannot guarantee it will ever find any ore reserves.  Accordingly, Prospero has no means of producing any income.  Even if Prospero finds that there is base or precious minerals on the mineral claims, Prospero cannot guarantee that it will be able to recover any base or precious minerals for an ore reserve or generate any cash flow from that ore reserve.  Even if Prospero recovers any base or precious minerals, it cannot guaranty that it will make a profit.  If Prospero cannot find any base or precious minerals, or it is not economical to recover the base or precious minerals, Prospero will have to cease operations.

5.

Prospero does not have sufficient funds to complete each of the subsidiaries’ proposed mineral exploration programs and as a result may have to suspend operations.

Prospero’s mineral exploration programs are limited and restricted by the amount of working capital that Prospero has and is able to raise from financings.  Prospero does not have sufficient funds to complete the proposed mineral exploration programs. As a result, Prospero may have to suspend or cease its operations on the mineral claims.

Prospero’s current operating funds are less than necessary to complete proposed mineral exploration programs of the respective mineral properties, and therefore Prospero will need to obtain additional financing in order to complete the proposed mineral exploration programs.  As of March 31, 2006, Lobaye had $0 in cash.  Prospero currently does not have any operations and has no income.  Prospero’s mineral exploration program calls for significant expenses in connection with the exploration of the respective mineral claims.  Prospero will need to raise additional capital of approximately $1,250,000 to proceed with and complete its proposed mineral exploration program.  Prospero will also require additional financing if the costs of the proposed exploration program are greater than anticipated.  Prospero will require additional financing to sustain its business operations if Prospero is not successful in earning revenues once exploration is complete.  Obtaining additional financing would be subject to a number of factors, including the market prices for base and precious minerals, investor acceptance of Prospero’s mineral claims, and investor sentiment.  These factors may make the timing, amount, terms or conditions of additional financing unavailable to Prospero.  The most likely source of future funds presently available to Prospero is through the sale of equity capital.  Any sale of share capital will result in dilution to existing shareholders.  The only other anticipated alternatives for the financing of further exploration would be (1) the offering by Prospero of an interest in the mineral claims to be earned by another party or parties carrying out further exploration thereof, which is not presently contemplated, or (2) private loans.

6.

Access to Prospero’s properties may be restricted by inclement weather during the year, which may delay Prospero’s proposed mineral exploration programs, which could prevent Prospero from generating revenues.

Access to the Lobaye Claims and the Thor Claims may be restricted through some of the year due to inclement weather in the respective area.

Prospero’s proposed exploration programs on the Lobaye Claims will be performed all-year-round, however, during the rainy season between July and November, work had to be suspended.  The most efficient time of the year for Prospero to conduct its mineral exploration program on the Lobaye Claims will be during December through June/July.

Prospero’s proposed exploration programs on the Thor Claims can only be performed approximately seven to nine months out of the year.  This is because rain and snow cause roads leading to the Thor Claims to be impassable during three to five months of the year.  Generally speaking, the most efficient time for Prospero to conduct its mineral exploration program on the Thor Claims will be during April through November.

As a result, any attempt to test or explore the Prospero’s properties is largely limited to the times when the weather will permit such activities.  These limitations can result in significant delays in exploration efforts, as well as mining and production in the event that commercial amounts of minerals are found.  During the period of time when access to Prospero’s properties is restricted, Prospero will be unable to continue with its mineral exploration programs on the respective claims and, as a consequence, unable to generate revenues.  Such delays can have a significant negative effect on Prospero’s results of operations.

7.

Prospero may not have access to all of the supplies and materials its need for exploration, which could cause Prospero to delay or suspend operations.

Competition and unforeseen limited sources of supplies and contractors in the industry could result in occasional spot shortages of supplies, such as explosives, and certain equipment such as drill rigs, bulldozers and excavators that Prospero might need to conduct exploration.  Prospero has not attempted to locate or negotiate with any suppliers of products, equipment or materials.  Prospero will attempt to locate products, equipment and materials after sufficient funds have been raised.  If Prospero cannot find the products and equipment it needs for its proposed mineral exploration program, Prospero will have to suspend the mineral exploration program until Prospero can find the products and equipment it needs.

8.

Land tenure disputes may negatively impact Prospero’s operations.

Prospero operates in countries where ownership of land is uncertain, and where disputes may arise in relation to ownership.  These disputes cannot always be predicted, and hence there is a risk that this may cause disruption to some of Prospero’s exploration projects and prevent the development of new projects.

Mineral rights and interests of Lobaye in the Central African Republic are subject to government approvals, licenses and permits.  Such approvals, licenses and permits are, as a practical matter, subject to the discretion of the applicable governments or governmental officials.  No assurance can be given that Prospero will be successful in maintaining any or all of the various approvals, licenses and permits in full force and effect without modification or revocation.

Prospero is unaware of any outstanding native land claims on the Thor Claims; however it is possible that a native land claim could be made in the future.  The federal and provincial government policy at this time is to consult with all potentially affected native bands and other stakeholders in the area of any potential mining.  Should Prospero encounter a situation where a native person or group claims an interest in its mineral claims, Prospero may be unable to provide compensation to the affected party in order to continue with its mineral exploration work, or if such an option is not available, Prospero may have to relinquish its interest in these claims. In either case, the costs and/or losses could be greater than Prospero’s financial capacity, and Prospero’s business would fail.

9.

Prospero’s profits, if any, may be negatively impacted by currency exchange fluctuations.

Prospero assets, earnings and cash flows are influenced by a wide variety of currencies due to the geographic diversity of the countries in which Prospero operates.  Fluctuations in the exchange rate of those currencies may have a significant impact on Prospero’s financial results.  The U.S. dollar is the currency in which the majority of Prospero’s costs are denominated.  Operating costs are influenced by the currencies of those countries where Prospero’s properties are located and also by those currencies in which the costs of imported equipment and services are determined.  The U.S. dollar , the Canadian dollar, the EURO and the CFA are the most important currencies influencing Prospero’s operating costs.  Given the dominant role of the U.S. currency in Prospero’s affairs, the U.S. dollar is the currency in which Prospero measures its financial performance.  It is also the natural currency for borrowing and for holding surplus cash.  Management does not generally believe that active currency hedging provides long-term benefits to Prospero’s shareholders.  Management may consider currency protection measures appropriate in specific commercial circumstances, subject to strict limits established by Prospero’s board of directors. Therefore, in any particular year, currency fluctuations may have a significant impact on our financial results.

10.

If Prospero fails to maintain an effective system of internal controls, Prospero may not be able to accurately report its financial results or to prevent fraud.

The United States Securities and Exchange Commission, or the SEC, as required by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring every public company to include a management report on such company's internal controls over financial reporting in its annual report, which contains management’s assessment of the effectiveness of Prospero’s internal controls over financial reporting.  In addition, an independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of Prospero’s internal controls over financial reporting.  Prospero has had these internal controls in effect since July 14, 2004.  Management may conclude that Prospero’s internal controls over its financial reporting are not effective.  Moreover, even if management concludes that Prospero’s internal controls over financial reporting are effective, Prospero’s independent registered public accounting firm may still be unable to attest to management’s assessment or may issue a report that concludes that Prospero’s internal controls over financial reporting are not effective.  Furthermore, during the course of the evaluation, documentation and attestation, Prospero may identify deficiencies that management may not be able to remedy in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404.  If Prospero fails to achieve and maintain the adequacy of its internal controls, Prospero may not be able to conclude that it has effective internal controls, on an ongoing basis, over financial reporting in accordance with the Sarbanes-Oxley Act.  Moreover, effective internal controls are necessary for Prospero to produce reliable financial reports and are important to help prevent fraud.  As a result, Prospero’s failure to achieve and maintain effective internal controls over financial reporting could result in the loss of investor confidence in the reliability of its financial statements, which in turn could harm its business and negatively impact the trading price of its common shares.  Furthermore, Prospero has incurred, and anticipates that it will continue to incur considerable costs and use significant management time and other resources in an effort to comply with Section 404 and other requirements of the Sarbanes-Oxley Act.

Form 10-KSB	Prospero Minerals Corp.

Risks associated with Prospero’s industry:

11.

Because of the speculative nature of exploration of mineral properties, there is a substantial risk that Prospero’s business will fail.

The search for valuable minerals as a business is extremely risky.  Prospero cannot provide investors with any assurance that any of the mineral properties contain commercially exploitable reserves of base or precious minerals.  Exploration for minerals is a speculative venture necessarily involving substantial risk.  The expenditures to be made by Prospero in the exploration of the mineral properties may not result in the discovery of commercial quantities of minerals.  Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts.  In such a case, Prospero would be unable to complete its business plan.

12.

The base and precious mineral markets are volatile markets that have a direct impact on Prospero’s revenues and profits and the market conditions will effect whether Prospero will be able to continue its operations.

In order to maintain operations, Prospero will have to sell any minerals it finds on the Lobaye Claims and the Thor Claims for more than it costs to mine those minerals.  The lower the price the more difficult it is to do this.  If Prospero cannot make a profit it will have to cease operations until the price of the base or precious mineral increases or cease operations all together.  Because the cost to mine the base or precious mineral is fixed, the lower the market price, the greater the chance that Prospero’s operation will not be profitable and that Prospero will have to cease operations.

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

The mining exploration and development industry may be sensitive to any general downturn in the overall economy or currencies of the countries to which the product is produced or marketed.  Substantial adverse or ongoing economic, currency, government or political conditions in various world markets may have a negative impact on Prospero’s ability to operate profitably.

13.

Prospero faces significant competition in the mineral exploration industry.

Prospero competes with other mining and exploration companies possessing greater financial resources and technical facilities than Prospero in connection with the acquisition of mineral exploration claims and other precious metals prospects and in connection with the recruitment and retention of qualified personnel.  There is significant competition for the limited number of mineral acquisition opportunities and, as a result, Prospero may be unable to acquire an interest in attractive mineral exploration properties on terms it considers acceptable on a continuing basis.

14.

Government regulation or any change in such regulation may adversely affect Prospero’s business.

Prospero’s business could be adversely affected by new government regulation such as controls on imports, exports and prices, new forms or rates of taxation and royalties.  Prospero’s business could also be adversely affected by regulatory inquiries or investigations into Prospero’s business operations.

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

In addition, the legal and regulatory environment that pertains to the exploration of minerals is uncertain and may change. Uncertainty and new regulations could increase Prospero’s costs of doing business and prevent Prospero from exploring for mineral deposits.  This could also delay the growth in any potential demand for such mineral deposits and limit Prospero’s ability to generate revenues.   In addition to new laws and regulations being adopted, existing laws may be applied to mining or mineral exploration that have not yet been applied.  These new laws may increase Prospero’s cost of doing business with the result that its financial condition and operating results may be harmed.

15.

Prospero may not be able to attract and retain qualified personnel necessary for the implementation of its business strategy and mineral exploration programs.

Prospero’s future success depends largely upon the continued service of its board members, executive officers and other key personnel.  Prospero’s success also depends on its ability to continue to attract, retain and motivate qualified personnel.  Key personnel represent a significant asset, and the competition for these personnel is intense in the mineral exploration industry.

Prospero may have particular difficulty attracting and retaining key personnel in initial phases of its mineral exploration programs.  Prospero does not maintain key person life insurance on any of its personnel.  The loss of one or more of its key employees or its inability to attract, retain and motivate qualified personnel could negatively impact Prospero’s ability to complete its mineral exploration programs.

16.

Compliance with health, safety and environment regulations may impose burdensome costs and if compliance is not achieved Prospero’s business and reputation may be detrimentally impacted.

The nature of the industries in which Prospero operates means that its activities are highly monitored by health, safety and environmental groups.  As regulatory standards and expectations are constantly developing, Prospero may be exposed to increased litigation, compliance costs and unforeseen environmental remediation expenses.

The search for valuable minerals involves numerous hazards.  As a result, Prospero may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which Prospero cannot insure or against which Prospero may elect not to insure.  The payment of such liabilities may have a material adverse effect on Prospero’s financial position.

Prospero may continue to be exposed to increased operational costs due to the costs and lost worker’s time associated with the health and well-being of Prospero’s workforce on the Lobaye Claims.

The European Registration, Evaluation and Authorisation of Chemicals (REACH) system is anticipated to commence operation in 2006.  REACH will require manufacturers, importers and downstream users of chemical substances, including metals and minerals, to establish that the substances can be used without negatively affecting health or the environment.  The extent to which Prospero’s operations and customers are impacted by these changes will not be clear until the final form of the regulations is determined.  These potential compliance costs, litigation expenses, regulatory delays, remediation expenses and operational costs could negatively affect Prospero’s financial results.

Despite Prospero’s best efforts and best intentions, there remains a risk that health, safety and/or environmental incidents or accidents may occur which may negatively impact Prospero’s reputation and freedom or licence to operate.

Risks associated with Prospero and its subsidiaries:

17.

Prospero’s foreign business operations are subject to and may be adversely affected by various political and economic factors in those foreign jurisdictions.

Lobaye operates in a country that is subject to various political, economic and other uncertainties, including among other things, the risks of war and civil unrest, expropriation, nationalization, renegotiation or nullification of existing concessions, licenses, permits, approvals and contracts, taxation policies, foreign exchange and repatriation restrictions, changing political conditions, international monetary fluctuations, currency controls and foreign governmental regulations that favor or require the awarding of contracts to local contractors or require foreign contractors to employ citizens of, or purchase supplies from, a particular jurisdiction.  In addition, if there is a dispute arising from foreign operations, Lobaye may be subject to the exclusive jurisdiction of foreign courts or may not be successful in subjecting foreign persons to the jurisdiction of courts in the United States or Canada.  Prospero also may be hindered or prevented from enforcing its rights with respect to a governmental instrumentality because of the doctrine of sovereign immunity.  It is not possible for Prospero to accurately predict such developments or changes in laws or policy or to what extent any such development s or changes may have a material adverse effect on Prospero’s business operations.

18.

Prospero does not expect to pay dividends in the foreseeable future.

Prospero has never paid cash dividends on its shares of common stock and has no plans to do so in the foreseeable future. Prospero intends to retain earnings, if any, to develop and expand its business.

19.

“Penny Stock” rules may make buying or selling Prospero’s shares of common stock difficult, and severely limit their market and liquidity.

Trading in Prospero’s shares of common stock is subject to certain regulations adopted by the SEC commonly known as the “penny stock” rules.  Prospero’s shares of common stock qualify as penny stocks and are covered by Section 15(g) of the Securities Exchange Act of 1934, which imposes additional sales practice requirements on broker/dealers who sell the shares of common stock in the aftermarket.  The “penny stock” rules govern how broker-dealers can deal with their clients and “penny stocks”.  For sales of Prospero’s shares of common stock, the broker/dealer must make a special suitability determination and receive from you a written agreement prior to making a sale to you.  The additional burdens imposed upon broker-dealers by the “penny stock” rules may discourage broker-dealers from effecting transactions in Prospero’s shares of common stock, which could severely limit their market price and liquidity of its shares of common stock.  This could prevent you from reselling your shares and may cause the price of the shares to decline.  See “Penny Stock rules” on page 31 for more details.

Item 2.

Management’s Discussion and Analysis and Plan of Operation

THE FOLLOWING PRESENTATION OF MANAGEMENT’S DISCUSSION AND ANALYSIS OF PROSPERO MINERALS CORP. SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED HEREIN.

Forward Looking Statements

This report on Form 8-K contains certain forward-looking statements within the meaning of Section 21e of the Securities Exchange Act of 1934, as amended, and other applicable securities laws.  All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing.  Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

Overview

Prospero was incorporated on July 23, 2002, under the laws of the State of Nevada.   Prospero is an exploration stage company engaged in the acquisition and exploration of mineral properties.

On June 20, 2006, Prospero Minerals Corp. announced its name change from “Corumel Minerals Corp.” to “Prospero Minerals Corp.” and increased its authorized capital.

On March 31, 2006, Prospero acquired 100% ownership of Lobaye Gold Surl, which was formed under the laws of Central African Republic (“Lobaye”).  Lobaye was acquired for the purpose of carrying out Prospero’s mineral exploration program in the Central African Republic.  Prospero indirectly owns through Lobaye a 100% interest in three general exploration licenses for three specific regions in the Central African Republic for a validity period of three years for gold and diamond prospecting (the “Lobaye Claims”).

On March 28, 2003, Prospero entered into a Property Acquisition Agreement whereby it purchased a 100% interest in six mineral claims known as the Thor Group mineral claims.  The Thor Group mineral claims are located near Harrison Lake in the New Westminster Mining Division of the Province of British Columbia.

After Prospero acquired the Thor Group mineral claims it incorporated a wholly owned subsidiary known as CMC Exploration Corporation (“CMC”), a British Columbia corporation, which was formed for the purpose of carrying out Prospero’s mineral exploration program.  Upon forming CMC, Prospero transferred all of its 100% ownership interest in the Thor Group mineral claims to CMC.

Prospero’s objective is to conduct mineral exploration activities on its mineral properties in order to assess whether these claims possess commercially exploitable mineral deposits.  Prospero intends to primarily focus on the mineral exploration activities on the Lobaye Claims in the Central African Republic due to its’ advanced state of exploration and production facilities already in place.

Prospero has not, nor has any predecessor, identified any commercially exploitable reserves of minerals on the Lobaye Claims or the Thor Claims.  There is no assurance that a commercially viable mineral deposit exists on Prospero’s mineral properties.

Acquisition of the Lobaye Claims

On March 31, 2006, Prospero signed an Asset Purchase Agreement with RCA Resources Corporation (“RCA”) for the purchase and sale of all the assets of RCA for an acquisition cost of $64 million.

Pursuant to the terms of the Asset Purchase Agreement, Prospero acquired all of the assets of RCA pertaining to RCA’s mineral exploration business.  The assets include, among others, a 100% interest in Lobaye Gold SARL, a limited liability company registered under the laws of the Central African Republic and three general exploration licenses for three specific regions in the Central African Republic for a validity period of three years for gold and diamond prospecting.  See Item 1.01 of the Form 8-K (above) for more information.

Acquisition of the Thor Group mineral claims

Prospero purchased Thor Group mineral claims from William A. Howell, a graduate geologist, for his out-of-pocket costs incurred in staking and registering the claims.  Prospero agreed to leave the claims registered in Mr. Howell’s name for reasons of convenience in the reporting of exploration work done on the claims.

Prospero launched an initial exploration program at a cost of approximately $7,500.  Mr. Howell governed the initial exploration program operations conducted on the Thor Group mineral claims.  As operator, Mr. Howell had the full right, power and authority to do everything necessary or desirable to carry out the program and the project and to determine the manner of exploration of the property.  As the operator throughout the initial exploration program, Mr. Howell earned a 15% undivided interest in the Thor Group mineral claims as partial compensation for his services.

If after the initial exploration phase further exploration programs are recommended and Mr. Howell remains as the operator throughout the initial phase, the Property Acquisition Agreement requires that Prospero and a sole purpose company to be formed by Mr. Howell enter into a formalized joint venture.  The purpose of the joint venture will be to further explore the property containing the Thor Group mineral claims with the eventual goal of putting the property into commercial mining production should both a feasibility report recommending commercial production be obtained and a decision to commence commercial production be made.  The feasibility report refers to a detailed written report of the results of a comprehensive study on the economic feasibility of placing the property or a portion of the property into commercial mining production.

If this opportunity does not materialize with Mr. Howell and Prospero’s consulting geologists favor further exploration, Prospero intends to proceed alone on the same basis as Prospero would have were the joint venture formed.

Due to a lack of funding, Prospero was largely dormant during the nine months ended December 31, 2005 and carried on minimal business, consisting of primarily administrative.  Prospero did not carry on any work related to the Thor Group mineral claims.

Results of Operations – Lobaye

Lobaye has no operating history upon which an evaluation of its future success or failure can be made.  Lobaye has incurred significant operating losses since inception and has no financial resources to support it until such time that it is able to generate positive cash flow from operations.  In a Form 8-K/A filed with the Securities and Exchange Commission on April 6, 2006, Prospero disclosed that it had entered into an Asset Purchase Agreement (the “Purchase Agreement”) with RCA Resources Corporation (“RCA”).  Pursuant to the terms of the Purchase Agreement, the Company acquired all of the assets of RCA pertaining to RCA’s planned mineral exploration activities.  The assets included  (1) a 100% interest in Lobaye Gold SARL (“Lobaye”), a limited liability company registered under the laws of the Central African Republic, (2) three general exploration licenses for three specific regions in the Central African Republic for a validity period of three years for gold and diamond prospecting, (3) a lease agreement for industrial mining equipment, (4) mining equipment and (5) the assignment of $1,265,388 in loans made by RCA to Lobaye. In connection with the acquisition of the aforementioned assets, the Company filed Lobaye’s financial statements for the year ended December 31, 2005 and for the period from March 4, 2004 through December 31, 2004 as well as unaudited Pro-Forma financial information as an exhibit to the 8-K/A (the “Lobaye Financial Statements”).

Subsequent to the completion of the transaction, the Company undertook a review of Lobaye’s financial records, and, after completing such review, on July 13, 2006, the Company determined that the Lobaye Financial Statements, do not accurately reflect the financial history of Lobaye because Lobaye made certain disbursements and received certain advances from RCA that the Company could not verify because of Lobaye’s weak internal controls and lack of documentation for certain transactions.  Accordingly, the Lobaye Financial Statements for the year ended December 31, 2005 and for the period from March 4, 2004 through December 31, 2004 as well as the unaudited Pro-Forma financial information should no longer be relied on.

The Company’s board has discussed the matters disclosed in this filing pursuant to this Item with its independent accountants prior to its filing this amended 8-K/A.

In addition to the foregoing, the Company has determined that no financial statements for the acquisition of Lobaye’s assets were required to be filed based upon the fact that Lobaye was not conducting a business as defined by applicable SEC rules and regulations as of the date the assets were acquired by the Company.  Accordingly, no financial statements for Lobaye need or will be supplied.  See “Management Discussion and Analysis” on page 18 for more details.

Lobaye’s ability to achieve and maintain profitability and positive cash flow is dependent upon its ability to (1) acquire the necessary renewal of the mining exploration and exploitation licenses, (2) locate a profitable mineral property, (3) generate revenues from its planned business operations, and (4) reduce exploration costs.   Based upon current plans, Lobaye expects to incur operating losses in future periods.  This will happen because there are expenses associated with the research and exploration of Lobaye’s mineral properties.  Lobaye cannot guaranty that it will be successful in generating revenues in the future.   Failure to generate revenues may cause Lobaye to suspend or cease operations.

Lobaye did not earn any revenues from inception through the reporting period ending March 31, 2006.  Lobaye does not anticipate earning revenues until such time as it has entered into commercial production of its mineral properties.  Lobaye can provide no assurance that it will discover commercially exploitable levels of mineral resources on its properties, or if such resources are discovered, that Prospero will enter into commercial production of its mineral properties.

Revenues – Lobaye

Lobaye has generated no operating revenues from operations from its inception.  Management believes Lobaye will begin earning revenues from operations in 2007 from future operation as Prospero transitions from a development stage company to that of an active operating company.

Costs and Expenses – Lobaye

From Lobaye’s inception through March 31, 2006, Lobaye had not generated any revenues and had incurred comprehensive losses. A significant part of the overall costs are associated principally with general and administrative costs.

Liquidity and Capital Resources  – Lobaye

Lobaye had cash of $0 as of March 31, 2006.

Prospero’s total expenditures over the next twelve months are anticipated to be approximately $1,500,000.  Prospero will need to obtain additional financing to cover its estimated operating expenses of $250,000 and $1,250,000 to cover its costs of its plan of operations.

Prospero’s independent certified public accountants have stated in their report included in Prospero’s March 31, 2005 Form 10-KSB, that Prospero has not generated revenues and has incurred operating losses and that Prospero is dependent upon management’s ability to develop profitable operations. These factors among others may raise substantial doubt about the Prospero’s ability to continue as a going concern.

Prospero anticipates continuing to rely on private loans, equity sales shares of Prospero’s common stock or joint ventures with other exploration companies in order to continue Prospero’s operations.  The issuance of additional shares will result in dilution to Prospero’s existing shareholders.

Unless Prospero locates a commercially viable source for base or precious minerals and until such time as Prospero achieves significant revenues from the sale of base or precious minerals, Prospero will continue to incur losses.  The costs associated with bringing a commercially viable mine into operation are significantly more than the above estimated costs associated with Phase 3 of Prospero’s plan of operation.  Prospero cannot guarantee that if, or when, it locates a property management considers to be commercially viable that Prospero will be able to obtain the required working capital to bring the mine into commercial production.

Prospero is not currently conducting any research and development activities.  Prospero does not anticipate conducting such activities in the near future unless Prospero is able to raise the sufficient funds from equity financings or revenue generation.

Prospero does not have plans to purchase any significant equipment during the next 12 months.

However, during the next 12 months, Prospero intends to hire approximately 100 employees to work on the Lobaye Claims.

Plan of Operation for the Next Twelve Months

Lobaye Claims

Prospero has not had any significant revenues generated from its business operations since inception.  Management expects that the revenues generated from its operations for the next 12 months will not be enough for its required working capital.  Until Prospero is able to generate any consistent and significant revenue it may be required to raise additional funds by way of equity.

At any phase of its plan of operations set out below, if Prospero finds that it does not have adequate funds to complete a phase, it may have to suspend its operations and attempt to raise more money so it can proceed with its business operations.  If Prospero cannot raise the capital to proceed it may have to suspend operations until it has sufficient capital.  However, management expects to raise the required funds for the next 12 months through equity financing and with revenues generated from its business operations.

To become profitable and competitive, Prospero needs to have at least one of its mineral properties to begin and sustain mineral production.  To achieve this goal, management has prepared the following phases for Prospero’s plan of operation for the next 12 months.

Phase 1 – Organize Lobaye (2 months)

In Phase 1, Prospero plans to (1) organize the operations of Lobaye, including reporting and accounting procedures, (2) hire staff, and (3) set up, organize and update the offices for Lobaye.

Prospero has budgeted $100,000 for this phase and expects it to take two months to complete, with completion expected within the first two months of Prospero’s plan of operation.  Also in this phase, Prospero will continue with Phase 2 of its plan of operation as discussed below.

Phase 2 – Development and Exploration on Guingala Property (3 months)

In Phase 2, Prospero plans to (1) conduct further exploration tests and drilling on the Guingala property and (2) develop the Guingala property to a point that it is ready for mineral production, if feasible, (3) ensure that the minimum exploration expenditures are made on the Guingala property as required by the Licenses for the Lobaye Claims.

Prospero’s goals in this phase are to determine the feasibility of mineral production on the Guingala property and to prepare the property for mineral production, if feasible.

Prospero has budgeted $200,000 for this phase and expects it to take three months to complete with completion expected within the first three months of Prospero’s plan of operation.

Phase 3 – Begin Production on Guingala Property (6 months)

In Phase 3, if feasible, Prospero plans to begin mineral production on the Guingala property by way of industrial open-pit exploration.

Prospero has budgeted $400,000 for this phase and expects it to take six months to complete, with completion expected some time in the second six months of Prospero’s plan of operation.

Phase 4- Development and Exploration on Amada-Gaza and Abba properties (3 months)

In Phase 4, Prospero plans to (1) conduct exploration tests and drilling on the Amad-Gaza property (Zone 2), (2) exploration tests and drilling on the Abba property (Zone 3), and (3) conduct a district-wide exploration effort to begin assessments on the Amad-Gaza property and the Abba property.

Prospero’s goals in this phase are to (1) determine the feasibility of mineral production on these mineral properties, and (2) ensure that the minimum exploration expenditures are made on the properties as required by the Licenses for the Lobaye Claims.

Prospero has budgeted $450,000 for this phase and expects it to take three months to complete, with completion expected within the final three months of Prospero’s plan of operation

Phase 5 – Seek and Develop Other Projects (3 months)

In Phase 5, Prospero plans to continue to survey and develop mining areas, that contain high grades and large tonnage of gold or diamonds as well as projects that contain the potential for mineralization concealed under post-mineral cover.

Prospero has budgeted $100,000 for this phase.  This phase will be ongoing during of Prospero’s plan of operation.

Form 10-KSB	Prospero Minerals Corp.

Thor Claims

Prospero spent $7,500 on the completion of the fieldwork component of Phase 1 of the mineral exploration program on the Thor Group mineral claims.  Mr. Howell earned his 15% interest in the property by acting as operator during Phase 1 and Prospero has an 85% interest.  In February 2004, Prospero received the final report for Phase 1 of the mineral exploration program from B.J. Price.  Mr. Howell, the operator, was one of the geologists who did the fieldwork.  B.J. Price supervised the work and wrote the report.

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

As a result of a lack of funding, Prospero has been dormant and thus, no further work has been conducted or completed on the Thor Claims.

Critical Accounting Policies

Prospero’s discussion and analysis of its financial condition and results of operations, including the discussion on liquidity and capital resources, are based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  Actual results could differ from those estimates. On an on going basis, management re-evaluates its estimates and judgments, including but not limited to, those related to revenue recognition and collectibility of accounts receivable.  Critical accounting policies identified are as follows:

Exploration Stage Activities

Prospero has been in the base and precious mineral exploration business since its formation.  Prospero has not commenced significant operations and is considered an exploration stage company.

Principles of Consolidation

The consolidated financial statements include Prospero’s accounts and its subsidiary’s, CMC Exploration Corporation. All significant intercompany balances and transactions have been eliminated.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4.  This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.”  In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

In December 2004, the FASB issued SFAS No.152, “Accounting for Real Estate Time-Sharing Transactions -an amendment of FASB Statements No. 66 and 67” (“SFAS 152).  The amendments made by Statement 152 amend FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions.  The accounting for those operations and costs is subject to the guidance in SOP 04-2.  This Statement is effective for financial statements for fiscal years beginning after June 15, 2005, with earlier application encouraged.  Prospero does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”).  SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements.  Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans.  The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005.  Accordingly, Prospero will implement the revised standard in the third quarter of fiscal year 2005.  Currently, Prospero accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements.

Management is assessing the implications of this revised standard, which may materially impact Prospero’s results of operations in the third quarter of fiscal year 2005 and thereafter.

On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (“ SFAS 153”).  This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005.  Prospero does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

Mineral Property Payments and Exploration Costs

Prospero expenses all costs related to the acquisition, maintenance and exploration of mineral claims in which Prospero has secured exploration rights prior to establishment of proven and probable reserves.  To date, Prospero has not established the commercial feasibility of its exploration prospects; therefore, all costs are being expensed.

Reclamation and Abandonment Costs

The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 143 (“SFAS 143”), “Accounting for Asset Retirement Obligations” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  This statement establishes a uniform methodology for accounting for estimated reclamation and abandonment costs whereby reclamation and closure costs including site rehabilitation will be recorded at the estimated present value of reclamation liabilities and will increase the carrying amount of the related asset.  These reclamation costs will be allocated to expense over the life of the related assets and will be adjusted for changes resulting from the passage of time and revisions to either the timing or the amount of the original present value estimate.  Prospero’s adoption of SFAS No. 143 did not have a material impact on its operations or financial position.

Internal and External Sources of Liquidity

Lobaye has funded its operations primarily from debt financing.

Inflation

Prospero does not believe that inflation will have a material impact on its future operations.

Off-Balance Sheet Arrangements

Prospero does not have any off-balance sheet arrangements.

Uncertainties Relating To Forward-Looking Statements

This Form 8-K (Current Report) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by their use of words like “plans”, “expect”, “aim”, “believe”, “project”, “anticipate”, “intend”, “estimate”, “will”, “should”, “could” and other expressions that indicate future events and trends.  All statements that address expectations or projections about the future, including statements about Prospero’s exploration program, expenditures, increasing revenues, raising capital from external sources, and financial results are forward-looking statements.

All forward-looking statements are made as of the date of filing of this Form 8-K and Prospero disclaims any duty to update such statements.

Certain parts of this Form 8-K (Current Report) may contain “forward-looking statements” within the meaning of the Securities Exchange Act of 1934 based on current management’s expectations.  Actual results could differ materially from those in the forward-looking statements due to a number of uncertainties including, but not limited to, those discussed in this section.  Factors that could cause future results to differ from these expectations include general economic conditions, such as a decrease in the market prices for gold, diamonds or other metals; or not locating commercially viable reserves of gold, diamonds or other metals.  As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment.  To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results and accordingly, no opinion is expressed on the achievability of those forward-looking statements.  In addition, a description of anyone’s past success, either financial or strategic, is no guarantee of future success.  Prospero will remain dependent upon future financing for its growth and development and for is to successfully implement its exploration program.  No statements contained herein should be construed as indicating that such financing is or will be available and if available will be on terms favorable to Prospero.  No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate.

Prospero may, from time to time, make oral forward-looking statements.  Management strongly advises you to read the foregoing paragraphs and the risk factors described in this current report and in Prospero’s other documents filed with the United States Securities and Exchange Commission for a description of certain factors that could cause its actual results to differ materially from those in the oral forward-looking statements.  Prospero disclaims any intention or obligation to update or revise any oral or written forward-looking statements whether as a result of new information, future events or otherwise.

Item 3.

Description of Property

Prospero, through its subsidiaries, is the beneficial owner of Lobaye Claims and of the Thor Claims.  The Lobaye Claims and the Thor Claims are described in more detail in Item 1 – Description of Business above.

Since May 7, 2005, Prospero has had its office at 575 Madison Avenue, New York, New York, 10022-2511.  The telephone number at this office is (212) 937-8442.  Prospero leases this office space on a month-to-month basis at a rental of approximately $350 per month.

Form 10-KSB	Prospero Minerals Corp.

Item 4.

Security Ownership of Certain Beneficial Owners and Management

(a)

Security Ownership of Certain Beneficial Owners (more than 5%)

Management is currently not aware of any beneficial owners with a security ownership of more than 5%, with the exception of the following beneficial owners:

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner	(4) Percent of Class [1]
shares of common stock	Chris Roth 29 Sears Road P.O. Box N-1315, Nassau, New Providence, Bahamas	19,000,000 [2]	21.2%
shares of common stock	Didier Llinas Rue de l’Independance Bangui, Central African Republic	7,000,000	7.8%

[1]  Based on 89'468'911shares of common stock issued and outstanding as of August 14, 2006.

[2]  These shares are registered in the name of RORO Management, which Chris Roth is the sole officer, director and shareholder.

(b)

Security Ownership of Management

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner	(4) Percent of Class [1]
shares of common stock	Edward Jack Martin 3520 Bender Trail Plano, Texas 75075-3343 USA	0	0%
shares of common stock	Dr. Darvie Fenison 214 Woods Creek Dr. Somerset, Kentucky 42503 USA	0	0%
shares of common stock	Didier Llinas BP 1084, Rue de l’Independance Bangui, Central African Republic	7,000,000	7.8%
shares of common stock	Directors and Executive Officers (as a group)	7,000,000	7.8%

(c)

Changes in Control

Prospero is not aware of any arrangement that may result in a change in control of Prospero.

Item 5.

Directors and Executive Officers, Promoters and Control Persons

(a)

Identify Directors and Executive Officers

Each director of Prospero or its subsidiaries holds office until (i) the next annual meeting of the stockholders, (ii) his successor has been elected and qualified, or (iii) the director resigns.

Prospero’s and its subsidiaries’ management teams are listed below.

Management Teams
Name of Directors and Officers	Prospero Minerals Corp.	Lobaye Gold SARL	CMC Exploration Corporation
Edward J. Martin	President, Director, CEO	n/a	Director, President, Secretary
Darvie Fenison	Director Corporate Secretary	n/a	n/a
Didier Llinas	Director	Director	n/a

Edward Jack Martin  ●  Mr. Martin (57) has been elected as a director of Prospero since June 20, 2006 and was appointed the Chairman of the Board on July 28, 2006.  Since 2001, Mr. Martin has been the CEO of Mangez, Inc. in Dallas Texas, a food services company that Mr. Martin founded.

Dr. Darvie Fenison  ●  Dr. Fenison (46) has been elected as a director of Prospero since June 20, 2006 and was appointed the Corporate Secretary of Prospero Minerals Corp. on July 28, 2006.  Also, Dr. Fenison has been appointed Treasurer and CFO on August 14, 2006. Since 1986, Dr. Fenison has been the pastor at East Somerset Baptist Church in Somerset, Kentucky.  Dr. Fenison has worked as an advisor and negotiator for several international companies.

Didier Llinas  ●  Didier Llinas consented to and was re-appointed as a director to the board of directors of Prospero Minerals Corp. on August 14, 2006.  Mr. Llinas was a previous director since January 28, 2005 and served on the board and managing director of operations of Lobaye GOLD SURL from August 14, 2004 to May, 2006

(b)

Identify Significant Employees

Prospero currently does not have any significant employees.

(c)

Family Relationships

There are no family relationships among the directors, executive officers or persons nominated or chosen by Prospero to become directors or executive officers.

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

(e)

Audit Committee Financial Expert

Prospero has no financial expert.  Management believes the cost related to retaining a financial expert at this time is prohibitive.  Further, because of Prospero’s limited operations, management believes the services of a financial expert are not warranted.

(f)

Identification of Audit Committee

Prospero does not have a separately-designated standing audit committee.  Rather, Prospero’s entire board of directors perform the required functions of an audit committee.  Edward J. Martin is the only members of Prospero’s audit committee.  None of the directors meet the independent requirements for an audit committee member.  Prospero’s audit committee is responsible for: (1) selection and oversight of Prospero’s independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by Prospero’s employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee.  Prospero has adopted an audit committee charter.  See Exhibit 99.2 - Audit Committee Charter for more information.

(g)

Disclosure Committee and Charter

Prospero has a disclosure committee and disclosure committee charter.  Prospero’s disclosure committee is comprised of all of its officers and directors.  The purpose of the committee is to provide assistance to the chief executive officer and the chief financial officer in fulfilling their responsibilities regarding the identification and disclosure of material information about Prospero and the accuracy, completeness and timeliness of Prospero’s financial reports.  See Exhibit 99.3 - Disclosure Committee Charter for more information.

(h)

Code of Ethics

Prospero has adopted a code of ethics that applies to all its executive officers and employees, including the management.  See Exhibit 99.1 – Code of Ethics for more information.  Prospero undertakes to provide any person with a copy of its code of ethics free of charge.  Please contact Dr. Darvie Fenison at (212 937 8442) to request a copy of Prospero’s code of ethics.  Management believes Prospero’s code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Item 6.

Executive Compensation

Prospero paid no compensation to its named executive officers during its fiscal year ending March 31, 2006.  However, Lobaye paid an aggregate $108,000 to its named executive officers during the year ended March 31, 2006.

Form 10-KSB	Prospero Minerals Corp.

SUMMARY COMPENSATION TABLE

Long-term compensation
		Annual compensation			Awards	Payouts
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Other annual compen-sation ($) (e)	Restricted stock awards ($) (f)	Securities underlying options/ SARs (#) (g)	LTIP Payouts ($) (h)	All other compen-sation ($) (i)
Edward Jack Martin CEO Aug. 2006 – present	2003 2004 2005 2006	n/a n/a n/a nil	n/a n/a n/a nil	n/a n/a n/a nil	n/a n/a n/a nil	n/a n/a n/a nil	n/a n/a n/a nil	n/a n/a n/a nil
Dr. Darvie Fenison CFO Aug. 2006 - present	2003 2004 2005 2006	n/a n/a n/a nil	n/a n/a n/a nil	n/a n/a n/a nil	n/a n/a n/a nil	n/a n/a n/a nil	n/a n/a n/a nil	n/a n/a n/a nil
Howard Shapiro CFO July 2006 – Aug. 2006	2003 2004 2005 2006	n/a n/a n/a nil	n/a n/a n/a nil	n/a n/a n/a nil	n/a n/a n/a nil	n/a n/a n/a nil	n/a n/a n/a nil	n/a n/a n/a nil
Chris Roth CEO April 2005 – July 2006 CFO July 2005 – July 2006	2003 2004 2005 2006	n/a n/a nil nil	n/a n/a nil nil	n/a n/a nil nil	n/a n/a nil nil	n/a n/a nil nil	n/a n/a nil nil	n/a n/a nil nil
Didier Llinas CEO of Lobaye Gold SARL Mar 2004 – Mar 2006	2003 2004 2005 2006	n/a 48,000 72,000 18,000	n/a n/a n/a n/a	n/a n/a n/a n/a	n/a n/a n/a n/a	n/a n/a n/a n/a	n/a n/a n/a n/a	n/a n/a n/a n/a
Urbain Randall Managing Director of Lobaye Gold SARL Mar 2004 – Mar 2006	2003 2004 2005 2006	n/a 29,000 43,200 16,000	n/a n/a n/a n/a	n/a n/a n/a n/a	n/a n/a n/a n/a	n/a n/a n/a n/a	n/a n/a n/a n/a	n/a n/a n/a n/a
Dr. Edwin Meier CFO April 2004 – July 2005	20032004 2005	n/a nil nil	n/a nil nil	n/a nil nil	n/a nil nil	n/a nil nil	n/a nil nil	n/a nil nil
Norman Meier CEO Nov 2004 - April 2005	2003 2004 2005	n/a nil nil	n/a nil nil	n/a nil nil	n/a nil nil	n/a nil nil	n/a nil nil	n/a nil nil
Baron Bernhard von Wüllerstorff-Urbair CEO and President April 2004 – Nov 2004	2003 2004 2005	n/a nil n/a	n/a nil n/a	n/a nil n/a	n/a nil n/a	n/a nil n/a	n/a nil n/a	n/a nil n/a
Bruce P. Young CEO and CFO July 2002 – Mar 2004	2003 2004 2005	nil nil n/a	nil nil n/a	nil nil n/a	nil nil n/a	nil nil n/a	nil nil n/a	Nil nil n/a

Since Prospero’s inception, no stock options, stock appreciation rights, or long-term incentive plans have been granted, exercised or repriced.

Currently, there are no arrangements between Prospero and any of its directors or between any of the subsidiaries and any of its directors whereby such directors are compensated for any services provided as directors.

There are no other employment agreements between Prospero or the subsidiaries and any named executive officer, and there are no employment agreements or other compensating plans or arrangements with regard to any named executive officer which provide for specific compensation in the event of resignation, retirement, other termination of employment or from a change of control of Prospero or from a change in a named executive officer’s responsibilities following a change in control.

Form 10-KSB	Prospero Minerals Corp.

Item 7.

Certain Relationships and Related Transactions

(a)

Relationships with Insiders

No member of management, executive officer or security holder has had any direct or indirect interest in any transaction to which Prospero or either of its subsidiary was a party to.

(b)

Transactions with Promoters

Prospero’s directors are currently the only promoters of Prospero.  None of the directors have received anything of value from Prospero or its subsidiaries nor are any of the directors entitled to receive anything of value from Prospero or its subsidiaries for services provided as a promoter of Prospero or its subsidiaries.

Item 8.

Description of Securities

Prospero’s authorized capital stock consists of 290,000,000 shares of common stock, with a par value of $0.001 per share, and 10,000,000 shares of preferred stock, with a par value of $0.001 per share.  As of August 14, 2006, there were 89'468'911shares of common stock issued and outstanding, which were held by approximately 1,400 stockholders of record.  Prospero has not issued any shares of preferred stock.

Common  Stock

Holders of Prospero’s common stock are entitled to one vote per share on all matters submitted to a vote of the stockholders, including the election of directors.  Except as otherwise required by law or provided in any resolution adopted by Prospero’s board of directors with respect to any series of preferred stock, the holders of Prospero’s common stock will possess all voting power.  Generally, all matters to be voted on by stockholders must be approved by a majority (or, in the case of election of directors, by a plurality) of the votes entitled to be cast by all shares of Prospero’s common stock that are present in person or represented by proxy, subject to any voting rights granted to holders of any preferred stock.  Holders of Prospero’s common stock representing 33 1/3% of Prospero’s capital stock issued, outstanding and entitled to vote, represented in person or by proxy, are necessary to constitute a quorum at any meeting of Prospero’s stockholders.  A vote by the holders of a majority of Prospero’s outstanding shares is required to effectuate certain fundamental corporate changes such as liquidation, merger or an amendment to Prospero’s Articles of Incorporation.  Prospero’s Articles of Incorporation do not provide for cumulative voting in the election of directors.

Subject to any preferential rights of any outstanding series of preferred stock created by Prospero’s board of directors from time to time, the holders of shares of common stock will be entitled to such cash dividends as may be declared from time to time by Prospero’s board of directors from funds available therefore.

Subject to any preferential rights of any outstanding series of preferred stock created from time to time by Prospero’s board of directors, upon liquidation, dissolution or winding up, the holders of shares of common stock will be entitled to receive pro rata all assets available for distribution to such holders.

If any merger or consolidation with or into another company in connection with which shares of common stock are converted into or exchangeable for shares of stock, other securities or property (including cash), all holders of Prospero’s common stock will be entitled to receive the same kind and amount of shares of stock and other securities and property (including cash).

Holders of Prospero’s common stock have no pre-emptive rights, no conversion rights and there are no redemption provisions applicable to Prospero’s common stock.

Preferred  Stock

Prospero’s board of directors is authorized by its articles of incorporation to divide the authorized shares of Prospero’s preferred stock into one or more series, each of which must be so designated as to distinguish the shares of each series of preferred stock from the shares of all other series and classes.  Prospero’s board of directors is authorized, within any limitations prescribed by law and its articles of incorporation, to fix and determine the designations, rights, qualifications, preferences, limitations and terms of the shares of any series of preferred stock including, but not limited to, the following:

1.

The number of shares constituting that series and the distinctive designation of that series, which may be by distinguishing number, letter or title.

2.

The dividend rate on the shares of that series, whether dividends will be cumulative, and if so, from which date(s), and the relative rights of priority, if any, of payment of dividends on shares of that series.

3.

Whether that series will have voting rights, in addition to the voting rights provided by law, and, if so, the terms of such voting rights.

4.

Whether that series will have conversion privileges, and, if so, the terms and conditions of such conversion, including provision for adjustment of the conversion rate if the board of directors determines.

5.

Whether or not the shares of that series will be redeemable, and, if so, the terms and conditions  of such redemption, including the date or date upon  or  after which they are redeemable, and the amount per share payable in case of redemption, which amount may vary under different conditions and at  different  redemption  dates.

6.

Whether that series will have a sinking fund for the redemption or purchase of shares of that series, and, if so, the terms and amount of such sinking fund.

7.

The rights of the shares of that series in the event of voluntary or involuntary liquidation, dissolution or winding up of the corporation, and the relative rights of priority, if any, of payment of shares of that series.

8.

Any other relative rights, preferences and limitations of that series.

Change of Control

Certain provisions of Prospero’s Articles of Incorporation, Bylaws and Nevada law could be used by Prospero’s incumbent management to make it substantially more difficult for a third party to acquire control of Prospero.  These provisions include the following:

a.

Prospero may issue preferred stock with rights senior to those of Prospero’s common stock; and

b.

the board of directors may fill casual vacancies occurring in the board and may appoint one or more additional directors between annual meetings of shareholders to hold office until the next annual meeting of shareholders.

These provisions may discourage certain types of transactions involving an actual or potential change in control.  These provisions may also limit Prospero’s shareholders’ ability to approve transactions that they may deem to be in their best interests and discourage transactions in which Prospero’s shareholders might otherwise receive a premium for their shares over the then current market price.

Part II

Item 1.

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

(a)

Market Information

Prospero’s shares of common stock have been quoted on the NASD OTC Bulletin Board since October 17, 2005 under the symbol “CORU”.  Also, from February 5, 2004 to September 21, 2004, Prospero’s shares of common stock were quoted on the NASD OTC Bulletin Board under the symbol “CORU” or “CORUE”.  Also, from July 22, 2006, Prospero’s common shares were quoted on the NASD OTC Bulletin Board under the symbol “PSPO” or PSPOE”. Shares of common stock were traded and bids were posted during that time period.

The table below gives the high and low bid information for each fiscal quarter Prospero’s common stock has been quoted.  The bid information was obtained from Pink Sheets LLC and reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions, and have not been adjusted for stock dividends or splits.

High & Low Bids
Period ended	High	Low	Source
14 August 2006	$1.50	$1.55	Pink Sheets LLC
05 April 2006	$1.35	$1.26	Pink Sheets LLC
31 March 2006	$2.15	$1.26	Pink Sheets LLC
31 December 2005	$2.40	$1.10	Pink Sheets LLC

(b)

Holders of Record

There are approximately 1,400 holders of record of Prospero’s shares of common stock.

(c)

Dividends

Prospero has declared no dividends on its shares of common stock and is not subject to any restrictions that limit its ability to pay dividends on its shares of common stock.  Dividends are declared at the sole discretion of Prospero’s Board of Directors.

(d)

Penny Stock Rules

Trading in Prospero’s shares of common stock is subject to the “penny stock” rules.  The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions.  These rules require that any broker-dealer who recommends Prospero’s shares of common stock to persons other than prior customers and accredited investors, must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction.  Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market.  In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer.  The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in Prospero’s shares of common stock, which could severely limit their market price and liquidity of Prospero’s shares of common stock.

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

Item 2.

Legal Proceedings

Prospero is not a party to any pending legal proceedings and, to the best of Prospero’s knowledge, none of Prospero’s assets are the subject of any pending legal proceedings.

Item 3.

Changes in and Disagreements with Accountants

Effective August 14, 2006, Prospero’s board of directors approved a change in Prospero’s independent auditors.  None of the reports of Russell Bedford Stefanou Mirchandani, LLP, Certified Public Accountants on the financial statements of Prospero for the past two years contained any adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles.  Although audited statements prepared by Russell Bedford Stefanou Mirchandani, LLP, Certified Public Accountants contained a going concern qualification, such financial statements did not contain any adjustments for uncertainties stated therein, nor have there been at any time, disagreements between Prospero and Russell Bedford Stefanou Mirchandani, LLP, Certified Public Accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

Prospero retained the accounting firm of Lawrence Scharfman & Co. of Boynton Beach, Florida, USA to serve as its independent accountants to audit its financial statements beginning with the year ended March 31, 2006.  This engagement became effective August 14, 2006.  Prior to its engagement as Prospero’s independent auditors, Lawrence Scharfman & Co. had not been consulted by Prospero either with respect to the application of accounting principles to a specific transaction or the type of audit opinion that might be rendered on Prospero’s financial statements or on any other matter that was the subject of any prior disagreement between Prospero and its previous certifying accountants.

Item 4.

Recent Sale of Unregistered Securities.

There have been no sales of unregistered securities within the last three years that would be required to be disclosed pursuant to Item 701 of Regulation S-B, except for the following:

November 29, 2005 - $1.30 Offering

On November 29, 2005, the board of directors authorized the issuance of up to 769,230 restricted shares of Common Stock at an offering price of $1.30 per share.  The value of the restricted shares was arbitrarily set by Prospero and had no relationship to its assets, book value, revenues or other established criteria of value.  All the restricted shares issued in this offering will be issued for investment purposes in a “private transaction”.

Prospero has received $227,116 in subscription funds from 23 non-US subscribers and has paid commissions and finder’s fees for these subscriptions.  Prospero has not yet issued any restricted shares from this offering as management is waiting for all completed and signed subscription documents to be delivered before closing the private placement and issuing any restricted shares.

For the non-US subscribers outside the United States, Prospero relied on Rule 903 of Regulation S promulgated pursuant to that Act by the Securities and Exchange Commission.  Management will satisfy itself that the requirements of the exemption from the registration and prospectus delivery requirements of the Securities Act of 1933 have been fully complied with before issuing any restricted shares.  The offering was not a public offering and was not accompanied by any general advertisement or any general solicitation.  Prospero received from each accepted subscriber a completed and signed subscription agreement containing certain representations and warranties, including, among others, that (a) the subscriber was not a U.S. person, (b) the subscriber subscribed for the shares for their own investment account and not on behalf of a U.S. person, and (c) there was no prearrangement for the sale of the shares with any buyer.  No offer has been made nor will be accepted in the United States and the share certificates representing the shares will be legended with the applicable trading restrictions.

There are no outstanding options or warrants to purchase, or securities convertible into, shares of Prospero’s common stock at this time.

Item 5.

Indemnification of Directors and Officers

Prospero’s officers and directors are indemnified as provided by the Nevada Revised Statutes and its bylaws.  Under the governing Nevada statutes, director immunity from liability to a company or its shareholders for monetary liabilities applies automatically unless a company’s articles of incorporation specifically limit it.  Prospero’s articles of incorporation do not contain any limiting language regarding director immunity from liability, except for the following:

1.  a willful failure to deal fairly with Prospero or its shareholders in connection with a matter in which the director has a material conflict of interest;

2.  a violation of criminal law (unless the director had reasonable cause to believe that his or her conduct was lawful or no reasonable cause to believe that his or her conduct was unlawful);

3.  a transaction from which the director derived an improper personal profit; and

4.  willful misconduct.

Prospero’s bylaws provide that Prospero will indemnify its directors and officers to the fullest extent not prohibited by Nevada law; provided, however, that Prospero may modify the extent of such indemnification by individual contracts with its directors and officers; and, provided, further, that Prospero will not be required to indemnify any director or officer in connection with any proceeding (or part thereof) initiated by such person unless:

1.  such indemnification is expressly required to be made by law;

2.  the proceeding was authorized by Prospero’s Board of Directors;

3.  such indemnification is provided by Prospero, in its sole discretion, pursuant to the powers vested us under Nevada law; or;

4.  such indemnification is required to be made pursuant to the bylaws.

Prospero’s bylaws provide that Prospero will advance to any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (a “Claim”), by reason of the fact that he is or was a director or officer, of the company, or is or was serving at the request of the company as a director or executive officer of another company, partnership, joint venture, trust or other enterprise, prior to the final disposition of the proceeding, promptly following request therefore, all expenses incurred by any director or officer in connection with such proceeding upon receipt of an undertaking by or on behalf of such person to repay said amounts if it should be determined ultimately that such person is not entitled to be indemnified under Prospero’s bylaws or otherwise.

Prospero’s bylaws provide that no advance will be made by Prospero to an officer of Prospero, except by reason of the fact that such officer is or was a director of Prospero, in which event this paragraph will not apply, in any Claim, if a determination is reasonably and promptly made: (a) by the board of directors by a majority vote of a quorum consisting of directors who were not parties to the proceeding, or (b) if such quorum is not obtainable, or, even if obtainable, a quorum of disinterested directors so directs, by independent legal counsel in a written opinion, that the facts known to the decision-making party at the time such determination is made demonstrate clearly and convincingly that such person acted in bad faith or in a manner that such person did not believe to be in or not opposed to the best interests of the company.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers or persons controlling Prospero pursuant to the foregoing provisions, or otherwise, Prospero has been advised that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable.

Part F/S

Reference is made to the filings by Prospero on Forms 10-KSB and 10-QSB for Prospero’s Financial Statements.

Item 3.02.

Unregistered Sales of Equity Securities.

On March 31, 2006, as consideration for the acquisition of assets as disclosed in Item 1.01 above, Prospero agreed to issue RCA Resources Corporation 80 million restricted shares of Common Stock.  Prospero relied upon the private placement exemption of Section 4(2) of the Securities Act of 1933 as the issuance did not involve a public offering.  RCA conducted its own due diligence on Prospero to its satisfaction and was furnished substantial information regarding Prospero.  During its due diligence, RCA had the opportunity to ask questions and receive answers from the Prospero regarding Prospero’s business and its financial condition.  The offer and issuance of the shares of Common Stock was not made pursuant to a general solicitation or general advertisement by Prospero and no broker/dealers were involved in this transaction.  See Exhibit 10.7 - Asset Purchase Agreement for more details.

Item 5.01.

Changes in Control of Registrant.

On March 31, 2006, there was a change in control in the voting shares of Prospero.  The basis of the change in control was a change in the controlling shareholder.

RCA Resources Corporation acquired a controlling interest by transferring its assets to Prospero pursuant to the terms and conditions of the Asset Purchase Agreement.  As consideration for the assets, RCA received 80 million restricted shares of Common Stock, which represents 89.6% of the issued and outstanding shares of Common Stock in the capital of Prospero.  RCA is a private corporation incorporated under the laws of Nevada, which is beneficially owned by 1,045 shareholders with no shareholder beneficially owning 5% or more of the issued and outstanding shares in the capital of RCA, with the exception of Chris Roth who beneficially owns 21.3% and Didier Llinas who beneficially owns 7.8% of the issued and outstanding shares in the capital of RCA.

Prior to the acquisition of the assets and issuance of shares as consideration for the assets, as disclosed in Item 1.01 above, no shareholder beneficially owned 5% or more of the issued and outstanding shares of Common Stock.

Item 5.06.

Change in Shell Company Status.

Prospero is a shell company (due to the 8 K/A Filing.

As a result of the transaction described under Item 1.01 above, Prospero is no longer a shell company.   See Item 1.01 for information relating to the Asset Purchase Agreement and Item 2.01 for a description of Prospero’s business following completion of the transaction described under Item 1.01.

Item 7.01.  Regulation FD Disclosure.

Limitation on Incorporation by Reference:  In accordance with general instruction B.2 of Form 8-K, the information in this report, including all the exhibits listed in Item 9.01 below , is furnished under Item 9 and pursuant to Regulation FD, and will not be deemed to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, or incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as will be expressly set forth by specific reference in such filing.  This report will not be deemed a determination or an admission as to the materiality of any information in the report that is required to be disclosed solely by Regulation FD.

The information contained in the exhibits listed in Item 9.01 below is incorporated herein by reference.

Form 10-KSB	Prospero Minerals Corp.

Item 8  Financial Statements and Supplementary Data

PROSPERO MINERALS CORP. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS YEARS ENDED MARCH 31, 2006 AND 2005

	2006	2005
ASSETS
CURRENT ASSETS:
Cash	$ 53,855	$ 5,338
Accounts receivable	40,000
Deposit	400
	94,255	5,338

Capital Asset	423,618	0

Total Assets	$ 517,873	$ 5,338

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS'
EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$ 112,447	$ 15,837
Advances from related parties	170,779	45,030

Total current liabilities	$ 283,226	60,867

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY(DEFICIENCY)

Common stock, par value $.001 per share; 90,000,000 shares
authorized, 10,000,000 preferred shares; 90,000,000 shares
authorized, 10,000,000 preferred shares; 89,270,500 shares issued
and outstanding at March 31, 2006 and 9,270,500 March 31, 2005	89,271	9,271
Additional paid-in-capital	429,466	88,866
Shares Subscribe	227,116
Accumulated deficit during development stage	(511,206)	(153,666)
(Deficiency in) stockholders' equity	234,647	(55,529)
Total Liabilities and (Deficiency in) stockholders' Equity	$ 517,873	$ 5,338

Form 10-KSB	Prospero Minerals Corp.

PROSPERO MINERALS CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF LOSSES YEARS ENDED MARCH 31, 2006 AND 2005
	2005	2004

Costs and Expenses	$ 357,540	$ 62,076
General and Administrative
Total Operating Expense	357,540	62,076

Loss from Operations	357,540	62,076

Provision for Income Tax	0	0

Net Loss	$ 357,540	$ 62,076

Loss per common share (basic and assuming dilution)
(Note F)	$ (0.04)	$ (0.01)

Weighted average common shares outstanding	9,464,279	9,270,500

Form 10-KSB	Prospero Minerals Corp.

PROSPERO MINERALS CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENT OF STOCKHOLDERS'EQUITY (DEFICIENCY) FOR THE PERIOD JULY 23, 2002 (DATE OF INCEPTION TO MARCH 31,2006)

	Common Shares	Stock Amount	Additional Paid in Capital	Common Stock Subscription	Deficit Accumulated During Development Stage	Total

Issuance of common stock in July 2002 for cash at $0.01 per share	5,500,000	$ 5,500	$ 49,500	$ -		$ 55,000

Shares issued in August 2002 for cash at $.01 per share, net of costs	3,760,000	3,760	33,840	-		37,600

Shares issued in February 2003 for cash at $.50 per share, net of costs	10,500	11	5,527	-		5,537

Net Loss					(5,324)	(5,324)

Balance at March 31, 2003	9,270,500	9,271	88,867	-	(5,324)	92,813

Net Loss	0	0	0	0	(86,266)	86,266

Balance at March 31, 2004	9,270,500	9,271	88,867	-	(91,590)	6,549

Net Loss					(62,076)	(62,076)

Balance at March 31, 2005	9,270,500	9,271	88,867	-	(153,666)	(55,529)

Net Loss					(357,540)	(357,540)
Shares Subscribe				227,116		227,116
Shares issued upon asset acquisition	80,000,000	80,000	340,600			420,600
Balance at March 31, 2006	89,270,500	89,271	429,466	227,116	(511,206)	234,647

Form 10-KSB	Prospero Minerals Corp.

PROSPERO MINERALS CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS YEARS ENDED MARCH 31, 2006 AND 2005
	2006	2005
INCREASE (DECREASE) IN CASH AND EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from development stage operations	$ (357,540)	$ (62,076)
Amortization	135
Adjustments to reconcile net loss from development stage operations to cash used for operating activities:
Changes in assets and liabilities:
Prepaids and Deposits	(400)
Accounts receivable	(40,000)
Accounts payable and accrued expenses	96,608	13,881
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(301,197)	$ (48,195)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from sale of common stock and stock subscription, net of costs	227,116
Proceeds from (repayments to) related Companies advances	125,749	45,030
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	352,865	45,030

NET CASH USED IN INVESTING ACTIVITIES
Capital asset	(3,151)	0
NET CASH USED IN INVESTING ACTIVITIES	(3,151)

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS	48,517	(3,165)

Cash and cash equivalents at the beginning of the period	5,338	8,503

Cash and cash equivalents at the end of the period	$ 53,855	$ 5,338

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	0	0
Income taxes paid	0	0

NON-CASH TRANSACTIONS
Issuance of common shares for acquisition of assets	$ 420,600

Form 10-KSB	Prospero Minerals Corp.

(d)

Exhibits

Exhibit	Description	Status
10.1

Property Acquisition Agreement dated March 28, 2003 between Prospero Minerals Corp. and William A. Howell, filed as an Exhibit to Prospero’s registration statement on Form SB-2 filed on June 20, 2003, and incorporated herein by reference.

Filed
10.2

Transfer of Interest Agreement dated May 29 between Prospero Minerals Corp. and William A. Howell, filed as an Exhibit to Prospero’s registration statement on Form SB-2 filed on June 20, 2003, and incorporated herein by reference.

Filed
10.3

Amending Agreement dated June 2, 2003 to the Property Acquisition Agreement between, Prospero Minerals Corp. and William A. Howell, filed as an Exhibit to Prospero’s registration statement on Form SB-2 filed on June 20, 2003, and incorporated herein by reference.

Filed
10.4

Letter of Intent dated October 27, 2005 between Prospero Minerals Corp. and RCA Resources Corporation, filed as an Exhibit to Prospero’s Form 8-K (Current Report) filed on October 28, 2005, and incorporated herein by reference.

Filed
10.6

Letter of Intent dated October 27, 2005 between Prospero Minerals Corp. and RCA Resources Corporation, filed as an Exhibit to Prospero’s Form 8-K (Current Report) filed on October 28, 2005 and incorporated herein by reference.

Filed
10.7

Asset Purchase Agreement dated March 31, 2006 between Prospero Minerals Corp. and RCA Resources Corporation filed as an Exhibit to Prospero’s Form 8-K (Current Report) filed on March 31, 2006 and incorporated herein by reference.

Filed
10.8

Lease Agreement for industrial mining equipment dated December 15, 2005 between RCA Resources Corporation and Lobaye Gold SARL filed as an Exhibit to Prospero’s Form 8-K (Current Report) filed on March 31, 2006 and incorporated herein by reference.

Filed
99.1	Code of Ethics, filed as an Exhibit to Prospero’s annual report on Form 10-KSB filed on July 14, 2004, and incorporated herein by reference.	Filed
99.2	Audit Committee Charter, filed as an Exhibit to Prospero’s annual report on Form 10-KSB filed on July 14, 2004, and incorporated herein by reference.	Filed
99.3	Disclosure Committee Charter, filed as an Exhibit to Prospero’s annual report on Form 10-KSB filed on July 14, 2004, and incorporated herein by reference.	Filed
99.4	Pro Forma Financial Information	Filed
99.5	General exploration licenses for gold and diamond prospecting for the regions of Guingala, Amada-Gaza and Abba	Filed

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

2006 – x$ - Russell Bedford Stefanou Mirchandani, LLP, Certified Public Accountants

2005 - $0 – Russell Bedford Stefanou Mirchandani, LLP, Certified Public Accountants

2004 - $0 – Morgan & Company, Chartered Accountants

(2)   Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Corumel’s financial statements and are not reported in the preceding paragraph were:

2006 – X$ Russell Bedford Stefanou Mirchandani, LLP, Certified Public Accountants

2005 - $0 – Russell Bedford Stefanou Mirchandani, LLP, Certified Public Accountants

2004 - $3,760 – Morgan & Company, Chartered Accountants

 (3)   Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were:

2006 – X$ - Russell Bedford Stefanou Mirchandani, LLP, Certified Public Accountants

2005 - $0 – Russell Bedford Stefanou Mirchandani, LLP, Certified Public Accountants

2004 - $0 – Morgan & Company, Chartered Accountants

 (4)   All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) above were:

2006 – X$ - Russell Bedford Stefanou Mirchandani, LLP, Certified Public Accountants

2005 - $0 – Russell Bedford Stefanou Mirchandani, LLP, Certified Public Accountants

2004 - $0 – Morgan & Company, Chartered Accountants

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

PROSPERO MINERALS CORP.

  By:

Name:

Didier Llinas

Title:

Director

Dated:

August 16, 2006

Form 10-KSB	Prospero Minerals Corp.

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Corumel and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date
/s/ Edward Jack Martin	President and a member of the Board of Directors
/s/ Dr. Darvie Fenison	Secretary and a member of the Board of Directors
/s/ Didier Llinas	Member of the Board of Directors	August 16, 2006

Form 10-KSB	Prospero Minerals Corp.

Exhibit 31

Form 10-KSB	Prospero Minerals Corp.

PROSPERO MINERALS CORP.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Didier Llinas, certify that:

1.   I have reviewed this annual report on Form 10-KSB of Prospero Minerals Corp.;

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

Date:

August 16, 2006__

Didier Llinas
Director

Form 10-KSB	Prospero Minerals Corp.

PROSPERO MINERALS CORP.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Didier Llinas, certify that:

1.   I have reviewed this annual report on Form 10-KSB of Prospero Minerals Corp.;

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

Date: ___August 16, 2006___

Didier Llinas
Director

Form 10-KSB	Prospero Minerals Corp.

Exhibit 32

Form 10-KSB	Prospero Minerals Corp.

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Prospero Minerals Corp. (“Prospero”) on Form 10-KSB for the period ending March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Didier Llinas, a Director of Prospero and a member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of Corumel.

Didier Llinas
Director
August 16, 2006

Form 10-KSB	Prospero Minerals Corp.

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Prospero Minerals Corp. (“Prospero”) on Form 10-KSB for the period ending March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Didier Llinas, a Director of Prospero and a member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of Prospero.

Llinas
Director
August 16, 2006

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C., 20549

FINANCIAL STATEMENTS

MARCH 31, 2006 AND 2005

FORMING A PART OF ANNUAL REPORT

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

CORUMEL MINERALS CORP.

(A development stage company)

CORUMEL MINERALS CORP.

(A development stage company)

Index to Financial Statements

Report of Registered Independent Certified Public Accounting Firm

Balance Sheet at March 31, 2006

Statements of Losses for the years ended March 31, 2006 and 2005, and for the period July 23, 2002 (date of inception) to March 31, 2006

Statements of Deficiency in Stockholders’ Equity for the period July 23, 2002 (date of inception) to March 31, 2006

Statements of Cash Flows for the years ended March 31, 2006 and 2005, and for the period July 23, 2002 (date of inception) to March 31, 2006

Notes to Financial Statements

LAWRENCE SCHARFMAN CPA PA

Certified Public Accountants

REPORT OF REGISTERED INDEPENDENT CERTIFIED PUBLIC ACCOUNTING FIRM

Board of Directors

Corumel Minerals Corp.

(A Development Stage Company)

New York, New York

We have audited the consolidated balance sheet of Corumel Minerals Corp. and its wholly-owned subsidiary (the “Company”), a development stage company, as of March 31, 2006, and the related consolidated statements of losses, deficiency in stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based upon our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at March 31, 2006 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ LAWRENCE SCHARFMAN CPA PA

LAWRENCE SHARFMAN CPA PA

Certified Public Accountants

Boynton Beach, Florida

August 16, 2006

CORUMEL MINERALS CORP.

(A development stage company)

CONSOLIDATED BALANCE SHEET

MARCH 31, 2006

ASSETS:
Cash and cash equivalents	$53,855
Accounts receivable	40,000
Deposits	400
Capital Assets	423,618
Total assets	$517,873

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY:
Accounts payable and accrued liabilities	$112,447
Advances from related parties (Note B)	170,779
Total current liabilities	283,226

Commitments and contingencies (Note F)	-

Deficiency in stockholders' equity:
Preferred stock 10,000,000 shares authorized, par value $.001 per share; none issued and outstanding at March 31, 2006 (Note C)	-
Common stock, 90,000,000 shares authorized; par value $ .001 per share; 9,270,500 shares issued and outstanding at March 31, 2006 (Note C)	89,271
Additional paid-in capital	429,466
Shares subscribed	227,116
Deficit accumulated during development stage	(511,206)
Total deficiency in stockholders' equity	234,647
Total liabilities and deficiency in stockholders' equity	$517,873

See accompanying notes to consolidated financial statements

CORUMEL MINERALS CORP.

(A development stage company)

CONSOLIDATED STATEMENTS OF LOSSES

				For the period from July 23, 2002 (date of inception) through March 31, 2006
	March 31, 2006	March 31, 2005	March 31, 2004
Costs and Expenses:
General and Administrative	357,540	$62,076	$86,266	$511,206
Total Operating Expense	357,540	62,076	86,266	511,206

Loss from Operations	(357,540)	(62,076)	(86,266)	(511,206)

Provision for Income Taxes	0	-	-	-

Net Loss	(357,540)	$(62,076)	$(86,266)	$(511,206)

Loss per common share (basic and assuming dilution) (Note E)	(0.04)	$(0.01)	$(0.01)

Weighted average common shares outstanding	9,464,279	9,270,500	9,270,500

See accompanying notes to consolidated financial statements

CORUMEL MINERALS CORP.

(A development stage company)

CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD JULY 22, 2002 (DATE OF INCEPTION) THROUGH MARCH 31, 2006

	Common Shares	Stock Amount	Additional Paid in Capital	Common Stock Subscription	Deficit Accumulated During Development Stage	Total
Issuance of common stock in July 2002 in exchange for cash at $0.01 per share, net of costs and fees	5,500,000	$5,500	49,500	$-	$-	$55,000
Shares issued in August 2002 in exchange for cash at $.01 per share, net of costs and fees	3,760,000	3,760	33,840	-	-	37,600
Shares issued in February 2003 in exchange for cash at approximately $.50 per share, net of costs and fees	10,500	11	5,527	-	-	5,537
Net Loss	-	-	-	-	(5,324)	(5,324)
Balance at March 31, 2003	9,270,500	$9,271	$88,867	$-	$(5,324)	$92,813
Net loss	-	-	-	-	(86,266)	(86,266)
Balance at March 31, 2004	9,270,500	$9,271	$88,867	$-	$(91,590)	$6,547
Net loss	-	-	-	-	(62,076)	(62,076)
Balance at March 31, 2005	9,270,500	$9,271	$88,867	$-	$(153,666)	$(55,529)
Net loss	-	80,000	340,599	227,116	(357,540)	290,176
Balance at March 31, 2006	9,270,500	89,271	429,466	227,116	(511,206)	(234,647)

See accompanying notes to consolidated financial statements

CORUMEL MINERALS CORP.

(A development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

				For the period
				From July 23,
				2002 (date of
				Inception)
	For the twelve months ended March 31,			through March
	2006	2005	2004	31, 2006
INCREASE (DECREASE) IN CASH AND EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from development stage operations	$ (357,540)	$ (62,076)	$ (86,266)	$ (511,206)
Adjustments to reconcile net loss from development stage operations to cash used for operating activities: Amortization	135			135
Changes in assets and liabilities:
Accounts payable and accrued expenses	56,208	13,881	384	72,045
NET CASH (USED IN) OPERATING ACTIVITIES	(301,197)	(48,195)	(85,882)	(439,026)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and stock subscription, net of costs and fees (Note C)	227,116	-	-	325,253
Proceeds from related parties advances, net of repayments (Note B)	125,749	45,030	-	170,779
NET CASH PROVIDED BY FINANCING ACTIVITIES	352,865	45,030	-	496,032

NET CASH USED IN INVESTING ACTIVITIES	(3,151)			(3,151)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	48,517	(3,165)	(85,882)	53,855

Cash and cash equivalents at the beginning of the period	5338	8,503	94,385	-

Cash and cash equivalents at the end of the period	53,855	$5,338	$8,503	$53,855

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest		$-	$-	$-
Income taxes paid		-	-	-

See accompanying notes to consolidated financial statements

CORUMEL MINERALD CORP.

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 AND 2005

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Business and Basis of Presentation

Corumel Minerals Corp. (the "Company") was reincorporated under the laws of the State of Nevada on July 23, 2002. On May 2003, the Company acquired all of the issued and outstanding shares of CMC Exploration Corp., a British Columbia company. At March 31, 2006 CMC Exploration Corp was dormant. The Company has been in the gold, silver and other mineral exploration business since its formation. The Company has not commenced significant operations and is considered a development stage Company, as defined by Statement of Financial Accounting Standards No. 7 (“SFAS 7”). To date the Company has generated no revenues, has incurred expenses, and has sustained losses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through March 31, 2006, the Company has accumulated losses of $511,206.

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

Net Earnings (Losses) Per Common Share

The Company computes earnings per share under Financial Accounting Standard No. 128, "Earnings Per Share" (SFAS 128). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options and warrants (calculated using the treasury stock method). During the year ended March 31, 2006 and 2005, and for the period from July 23, 2002 (date of inception) to March 31, 2006, common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

CORUMEL MINERALD CORP.

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 AND 2005

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 2 (“SFAS 2”), “Accounting for Research and Development Costs.” Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred no expenditures on research and product development for the years ended March 31, 2006 and 2005, and for the period from July 23, 2002 (date of inception) to March 31, 2006.

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

Liquidity

To date the Company has generated no revenues, has incurred expenses, and has sustained losses. As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $357,540 during the year ended March 31, 2006 and $62,076 during the year ended March 31, 2005. The Company’s current liabilities were less than its current assets by $140,392 as of March 31, 2006. For the period from inception through March 31, 2006, the Company has accumulated losses of $511,206. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.

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

MARCH 31, 2006 AND 2005

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

Stock Based Compensation

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (“SFAS No. 148”), "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended March 31, 2006 and 2005 and will adopt the interim disclosure provisions for its financial reports for the subsequent periods. The Company has no awards of stock-based employee compensation outstanding at March 31, 2006.

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

MARCH 31, 2006 AND 2005

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

Advertising

The Company follows the policy of charging the costs of advertising to expenses as incurred. The Company incurred no advertising costs during the years ended March 31, 2006 and 2005, and for the period from July 23, 2002 (date of inception) to March 31, 2006.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and related party receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The Company does not have accounts receivable and allowance for doubtful accounts at March 31, 2006.

CORUMEL MINERALD CORP.

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 AND 2005

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

CORUMEL MINERALD CORP.

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 AND 2005

NOTE B - ADVANCES FROM RELATED PARTIES

During the year ended March 31, 2006, entities controlled by the Company’s directors advanced funds to the Company for working capital purposes. Total amount due to related parties amounted $170,779 at March 31, 2006. The amounts advanced are unsecured, non-interest bearing and have no specific terms of repayment.

NOTE C - CAPITAL STOCK

The Company is authorized to issue 10,000,000 shares of preferred stock with par value $.001 per share, and 90,000,000 shares of common stock with par value of $.001 per share. As of March 31, 2006, the Company has no preferred stock issued and outstanding. The Company has 9,270,500 shares of common stock issued and outstanding at March 31, 2006.

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

For income tax reporting purposes, the Company’s aggregate unused net operating losses approximate $511,206 which expires through 2025, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The deferred tax asset related to the carryforward is approximately $153,000. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

Components of deferred tax assets as of March 31, 2006 are as follows:

Non current:
Net operating loss carryforward	$153,000
Valuation allowance	(1543,000)
Net deferred tax asset	$0

NOTE E - LOSSES PER COMMON SHARE

The following table presents the computation of basic and diluted loss per share:

March 31, 2005	March 31, 2004

	March 31, 2006	March 31, 2005	March 31, 2004
Net loss available for common shareholders	(357,540)	$(62,076)	$(86,266)
Basic and fully diluted loss per share	(0.04)	$(0.01)	$(0.01)
Weighted average common shares outstanding, as adjusted	9,270,500	9,270,500	9,270,500

CORUMEL MINERALD CORP.

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 AND 2005

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

NOTE G - GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements during the years ended March 31, 2006 and 2005, the Company incurred losses of $357,540 and $62,076 respectively. The Company’s current liabilities were less than its current assets by $140,392 and the accumulated deficit amounted $511,206 as of March 31, 2006. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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