Form 10QSB
period 2006-06-30
PROSPERO MINERALS CORP.
filed 2006-08-22
CIK 1243741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 2006

[ ]

TRANSITION REPORT UNDER SECTION 13 0R 15( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________________ to__________________

Commission file number 000-30919

PROSPERO MINERALS CORP.
(Exact name of small business issuer as specified in its charter)

Incorporated in the State of Nevada (State or other jurisdiction of incorporation or organization)	33-1059313 (I.R.S. Employer Identification No.)
575 Madison Avenue, 10 th Floor, New York, New York, 10022-2511 (Address of principal executive offices)
212-937-8442 (Issuer’s telephone number)
(Former name, former address and former fiscal year, if changed since last report)

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at August 12, 2006
Common Stock - $0.0001 par value	89,468,911

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [ X ]

Page - 1

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

Prospero Minerals Corp.’s unaudited financial statements for the three months ended June 30, 2006 are included with this Form 10-QSB. The unaudited financial statements for the three months ended June 30, 2006 include:

(a)	Condensed Consolidated Balance Sheets:

 June 30, 2006 and March 31, 2006

(b)

Condensed Consolidated Statements of Losses:

Three Months Ended June 30, 2005 and 2004

For the period July 23, 2002 (Date of Inception) through June 30, 2006

(c)

Condensed Consolidated Statements of Deficiency in Stockholders’ Equity

For the period July 23, 2002 (Date of Inception) through June 30, 2006

(d)

Condensed Consolidated Statement of Cash Flows:

Three Months Ended June 30, 2005 and 2004

For the period July 23, 2002 (Date of Inception) through June 30, 2006

(e)

Notes to Unaudited Condensed Consolidated Financial Information:

June 30, 2005

The unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended June 30, 2006 are not necessarily indicative of the results that can be expected for the fiscal year ending March 31, 2006. The financial statements have been reviewed and are on file with Prospero’s auditor.

Page - 2

PROSPERO MINERALS CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)	(Unaudited)
	June 30, 2006	March 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalent	$3,427	$53, 855
Accounts Receivable	$6,000	$40,000
Deposit	$400	$400
Total	$9,827	$94,255
Capital Assets	$413,024	$423618

Total assets	$422,851	$517,873

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$499,860	$122,147
Advances from related parties (Note B)	$228,481	$170,779
Total current liabilities	$728,341	$283,226

COMMITMENTS AND CONTINGENCIES	-	-

(DEFICIENCY IN) STOCKHOLDERS' EQUITY
Preferred Stock, par value $.001 per share; 10,000,000 shares authorized; none issued and outstanding at June 30, 2006 and March 31, 2006. (Note C)
Common stock, par value $.001 per share; 90,000,000 shares authorized; 89,468,911 shares issued and outstanding at June 30, 2006 and March 31, 2006. (Note C)	89,469	89,271
Additional paid-in-capital	720,861	429,466
Shares Subscribed		227,116
Accumulated deficit during development stage	(1,115,820)	(511,206)
(Deficiency in) stockholders' equity	(305,490)	234,647

Total Liabilites and (Deficiency in) Stockholders' Equity	$422,851	$517,873

See accompanying notes to the unaudited condensed consolidated financial information

Page - 3

PROSPERO MINERALS CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF LOSSES

For the three months ended June 30	For the period from July 23, 2002 (date of inception) through June 30, 2006
2006	2005
Costs and Expenses:
General and Administrative	$341,172	$17,866	$(1,115,820)
Mineral Expiration	$263,442
Total Operating Expense	604,614	17,866	(1,115,820)

Loss from Operations	604,614	17,866	(1,115,820)

Provision for Income Tax	-	-	-

Net Loss	$604,614	$17,866	$(1,115,820)

Loss per common share (basic and assuming dilution)	$(0.01)	$(0.00)

Weighted average common shares outstanding	89,369,706	9,270,500

See accompanying notes to the unaudited condensed consolidated financial information

Page - 4

PROSPERO MINERALS CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
FOR THE PERIOD JULY 23, 2002 (DATE OF INCEPTION) TO JUNE 30, 2006

	Common Shares	Stock Amount	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total
Issuance of common stock in July 2002 for cash at $0.01 per share	5,500,000	$5,500	$49,500	$-	$55,000
Shares issued in August 2002 for cash at $.01 per share, net of costs	3,760,000	3,760	33,840	-	37,600
Shares issued in February 2003 for cash at $.50 per share, net of costs	10,500	11	5,526	-	5,537
Net Loss	-	-	-	(5,324)	(5,324)
Balance at March 31, 2003	9,270,500	9,271	88,866	(5,324)	92,813
Net loss	-	-	-	(86,266)	(86,266)
Balance at March 31, 2004	9,270,500	$9,271	$88,866	$(91,590)	$6,547
Net loss	-	-	-	(62,076)	(62,076)
Balance at March 31, 2005	9,270,500	$9,271	$88,866	$(153,666)	$(55,529)
Net loss	-	-	-	(17,886)	(17,886)
Balance at June 30, 2005	9,270,500	$9,271	$88,866	$(171,552)	$(73,415)
Net Loss				$(339,654)	$(339,654)
Shares Issued Upon Asset Subscription	80,000	80,000	340,600		420,600
Balance at March 31, 2006	89,270,500	89,271	429,466	(511,206)	7,531
Net Loss				(604,614)	(604,614)
Shares Issued	198,441	198	291,395		291,593
Balance at June 30, 2006	89,468,911	89,469	720,861	(1,115,820)	(305,490)

See accompanying notes to the unaudited condensed consolidated financial information

Page - 5

PROSPERO MINERALS CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended June 30	For the period from July 23, 2002 (date of inception) through June 30, 2006
2006	2005
INCREASE (DECREASE) IN CASH AND EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from development stage operations	$(604,614)	$(17,886)	$(1,115,820)
Depreciation	10,594		10,594
Adjustments to reconcile net loss from development stage operations to cash used for operating activities:
Changes in assets and liabilities:
Accounts Receivable	34,000		34,000
Accounts payable and accrued expenses	387,413	(8,084)	499,860
NET CASH (USED IN) OPERATING ACTIVITIES	(172,607)	(25,970)	(571,366)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and stock subscription, net of costs	64,477	-	810,330
Proceeds from related parties advances, net of repayments	57,702	21,161	235,537
NET CASH PROVIDED BY FINANCING ACTIVITIES	122,179	21,161	574,793

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS	(50,428)	(4809)	3,427

Cash and cash equivalents at the beginning of the period	53,855	5,338	-

Cash and cash equivalents at the end of the period	$3,427	$529	$3427

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	$-	$-	$-
Income taxes paid	-	-	-

See accompanying notes to the unaudited condensed consolidated financial information

Page - 6

PROSPERO MINERALS CORP.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION

JUNE 30, 2006

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three month period ended June 30, 2006, are not necessarily indicative of the results that may be expected for the year ended March 31, 2007. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated March 31, 2006 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

Business and Basis of Presentation

Prospero Minerals Corp. (the “Company”) was reincorporated under the laws of the State of Nevada on July 23, 2002. On May 2003, the Company acquired all of the issued and outstanding shares of CMC Exploration Corp., a British Columbia company. At June 30, 2006 CMC Exploration Corp was dormant. The Company has been in the gold, silver and other mineral exploration business since its formation. The Company has not commenced significant operations and is considered a development stage Company, as defined by Statement of Financial Accounting Standards No. 7 (“SFAS 7”). To date the Company has not generated any revenues, has incurred expenses, and has sustained losses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through June 30, 2006, the Company has accumulated losses of $1,115,820.

The consolidated financial statements include the accounts of Prospero Minerals Corp. and its wholly-owned subsidiary, CMC Exploration Corp. Significant intercompany transactions and accounts have been eliminated in consolidation.

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

PROSPERO MINERALS CORP.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION

JUNE 30, 2005

(unaudited)

NOTE A-SUMMARY OF ACCOUNTING POLICIES (Continued)

Stock Based Compensation (Continued)

Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended March 31, 2006 and 2005 and will adopt the interim disclosure provisions for its financial reports for the subsequent periods. The Company has no awards of stock-based employee compensation outstanding at June 30, 2006.

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

PROSPERO MINERALS CORP.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION

JUNE 30, 2006

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

NOTE B - ADVANCES FROM RELATED PARTIES

During the three months ended June 30, 2006 and the year ended March 31, 2006, entities controlled by the Company’s directors advanced funds to the Company for working capital purposes. Total amount due to related parties amounted $228,461 and $170,779 at June 30, 2006 and March 31, 2006, respectively. The amounts advanced are unsecured, non-interest bearing and have no specific terms of repayment.

NOTE C - CAPITAL STOCK

The Company is authorized to issue 10,000,000 shares of preferred stock with par value $.001 per share, and 90,000,000 shares of common stock with par value of $.001 per share. As of June 30, 2006 and March 31, 2006, the Company has no preferred stock issued and outstanding. The Company has 89,468,911 and 89,270,500 shares of common stock issued and outstanding at June 30, 2006 and March 31, 2006 respectively.

Page - 9

Item 2. Management’s Discussion and Analysis or Plan of Operation.

THE FOLLOWING PRESENTATION OF MANAGEMENT’S DISCUSSION AND ANALYSIS OF PROSPERO MINERALS CORP. SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED HEREIN.

Forward Looking Statements

This report on Form 10-QSB contains certain forward-looking statements within the meaning of Section 21e of the Securities Exchange Act of 1934 , as amended, and other applicable securities laws. All statements other than statements of historical fact are “ forward-looking statements ” for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

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

On March 31, 2006, Prospero acquired 100% ownership of Lobaye Gold SURL, which was formed under the laws of Central African Republic (“ Lobaye ”).  Lobaye was acquired for the purpose of carrying out Prospero’s mineral exploration program in Central African Republic.  Prospero indirectly owns through Lobaye a 100% interest in three general exploration licenses for three specific regions in the Central African Republic for a validity period of three years for gold and diamond prospecting (the “ Lobaye Claims ”).

Also, on May 23, 2003, Prospero acquired 100% ownership in CMC Exploration Corporation, which was incorporated under the name 660289 B.C. Ltd. under the laws of the Province of British Columbia on December 17, 2002 (“ CMC ”).   CMC changed its name to “CMC Exploration Corporation” on June 12, 2003.  CMC was formed for the purpose of carrying out Prospero’s mineral exploration program in British Columbia.  Prospero indirectly owns through CMC a 100% interest in six mineral claims (the “ Thor Claims ”).  On May 23, 2003, Prospero transferred all of its 100% ownership interest in the Thor Claims to CMC.  See Exhibit 10.2 – Transfer of Interest Agreement for more information.

Neither Prospero nor its subsidiaries have been involved in any bankruptcy, receivership or similar proceedings.  There have been no material reclassifications, mergers, consolidations or purchases or sales of a significant amount of assets not in the ordinary course of Prospero’s business.

Due to a lack of funding, Prospero was largely dormant during the three months ended June 30, 2006 and carried on minimal business, consisting of primarily administrative. Prospero did not carry on any work related to the Thor Group mineral claims.

Results of Operations

Prospero did not earn any revenues from inception through the reporting period ending June 30, 2006. Prospero does not anticipate earning revenues until such time as it has entered into commercial production of its mineral properties. Prospero has deferred the proposed drilling program on the Thor Group mineral claims until it has sufficient funding to proceed. Prospero has not yet determined whether the results of Phase 1 claims of the mineral exploration program on the Thor Group mineral are sufficiently positive to enable Prospero to proceed with further exploration programs. Prospero can provide no assurance that it will discover commercially exploitable levels of mineral resources on its properties, or if such resources are discovered, that Prospero will enter into commercial production of its mineral properties.

Prospero incurred expenses in the amount of $604,614 for the three month period June 30, 2006. From the period on inception on July 23, 2002 to June 30, 2006, Prospero incurred expenses in the amount of $1,115,820. These operating expenses were primarily related to   professional fees in connection with Prospero’s corporate organization relating to audit fees and legal fees. Prospero anticipates its operating expenses will increase as it undertakes its plan of operations, provided further exploration is recommended. This increase will be attributable to further geological exploration and the professional fees associated with complying with the reporting requirements under the Securities Exchange Act of 1934 .

Prospero incurred a loss in the amount of $604,614 for the three month period ended June 30, 2006 and a loss in the amount of $1,115,820 for the period from inception of July 23, 2002 through June 30, 2006. Prospero’s loss was entirely attributable to general and administrative expenses, which included operating expenses and professional fees.

Liquidity and Capital Resources

Prospero had cash of $3427 as of June 30, 2006, compared to cash in the amount of $53,855 as of its fiscal year end on March 31, 2006. Prospero had a working capital deficiency of $718,514 as of June 30, 2006, compared to working capital of $188,971 as of March 31, 2006. Prospero’s liabilities as of June 30, 2006 of $728,341 related to advances from related parties, accounts payable and accrued liabilities, including professional fees for legal and audit services.

Prospero’s independent certified public accountants have stated in their report included in Prospero’s March 31, 2006 Form 10-KSB, that Prospero has no generated revenues and has incurred operating losses and that Prospero is dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about the Prospero’s ability to continue as a going concern.

Prospero had cash in the amount of $3427 as of June 30, 2006. Prospero’s total expenditures over the next twelve months are anticipated to be approximately $80,000. Prospero does not have plans to purchase any significant equipment or change the number of its employees during the next twelve months. Accordingly, over the next twelve months, Prospero will need to obtain additional financing in the event that further exploration is recommended.

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

 Principles of Consolidation

The consolidated financial statements include Prospero’s accounts and its subsidiary’s. All significant intercompany balances and transactions have been eliminated.

Mineral Property Payments and Exploration Costs

Prospero expenses all costs related to the acquisition, maintenance and exploration of mineral claims in which Prospero has secured exploration rights prior to establishment of proven and probable reserves. To date, Prospero has not established the commercial feasibility of its exploration prospects; therefore, all costs are being expensed.

Reclamation and Abandonment Costs

The Financial Accounting Standards Board (“ FASB ”) issued Statement of Financial Accounting Standards No. 143 (“ SFAS 143 ”), “ Accounting for Asset Retirement Obligations ” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement establishes a uniform methodology for accounting for estimated reclamation and abandonment costs whereby reclamation and closure costs including site rehabilitation will be recorded at the estimated present value of reclamation liabilities and will increase the carrying amount of the related asset. These reclamation costs will be allocated to expense over the life of the related assets and will be adjusted for changes resulting from the passage of time and revisions to either the timing or the amount of the original present value estimate. Prospero’s adoption of SFAS No. 143 did not have a material impact on its operations or financial position.

Page - 12

Internal and External Sources of Liquidity

Prospero has funded its operations primarily from the issuance of common stock.

Inflation

Prospero does not believe that inflation will have a material impact on its future operations.

Off-Balance Sheet Arrangements

Prospero does not have any off-balance sheet arrangements.

PART II - OTHER INFORMATION

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

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Prospero Minerals Corp. has caused this report to be signed on its behalf by the undersigned duly authorized person.

PROSPERO MINERALS CORP.

      By:/s/ Didier Llinas

   Name:   Didier Llinas

   Title :   Director

   Dated:   August 19, 2006

Page - 17

Exhibit 31

PROSPERO MINERALS CORP .

CERTIFICATIONS PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Didier Llinas, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Prospero Minerals Corp.;

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

Date: August 19, 2006

/s/ Didier Llinas

Didier Llinas
Director

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Prospero Minerals Corp. (“Prospero”) on Form 10-QSB for the period ending June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Didier Llinas, a member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of Prospero.

/s/ Didier Llinas

Didier Llinas
Director

August 19, 2006