Form 10KSB/A
period 2006-03-31
PROSPERO MINERALS CORP.
filed 2006-10-16
CIK 1243741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-KSB / A

(Amendment No. 1)

[ X ]	ANNUAL REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  March 31, 2006

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

common stock - $0.001 par value
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  □

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     [ x ] Yes         [   ]  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes____   No   X

State issuer’s revenues for its most recent fiscal year.

$nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $98,376,812 as of August 9, 2006.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at August 14, 2006
shares of common stock - $0.001 par value	89,468,911

Documents incorporated by reference:  None.

Transitional Small Business Disclosure Format (Check one): Yes   [   ]     No   [ x ]

Amendment No. 1

This Amendment is being filed in order to conform the disclosures in this Report to the requirements of the Instructions to Form 10-KSB.  The disclosures speak as of the date of the original filing, August 16, 2006, and no effort has been made to update the disclosures.

Part I

Item 1.

Description of Business

(a)

Business Development

Prospero was incorporated under the laws of the State of Nevada on July 23, 2002.

Prospero is a exploration stage company engaged in the acquisition and exploration of mineral properties.  Prospero’s plan of operations is to conduct mineral exploration activities on the mineral properties in order to assess whether these claims possess commercially exploitable mineral deposits.  Prospero’s exploration program is designed to explore for commercially viable deposits of base and precious minerals, such as gold, diamonds, silver, lead, barium, mercury, copper, and zinc minerals.

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

Prospero has an authorized capital of 300,000,000 shares divided into (1) 290,000,000 shares of common stock with a par value of $0.001 per share with 89,468,911shares of common stock currently issued and outstanding and (2) 10,000,000 shares of preferred stock with a par value of $0.001 per share with no shares of preferred stock currently issued and outstanding.

Neither Prospero nor its subsidiaries have been involved in any bankruptcy, receivership or similar proceedings.  There have been no material reclassifications, mergers, consolidations or purchases or sales of a significant amount of assets not in the ordinary course of Prospero’s business.

(b)

Business of Prospero

Prospero is a exploration-stage company engaged in the development of mineral properties, in particular gold and diamonds.  Prospero is currently focusing its assets and time on its Lobaye Claims, but will continue with the proposed mineral exploration program on the Thor Claims when Prospero is in a position to commit the required working capital and time to the exploration program.

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

Lobaye Claims

Lobaye has had three general exploration licenses for gold and diamond prospecting for the regions of Guingala, Amada-Gaza and Abba all in southwestern Central African Republic (the “Licenses”).  The Licenses are for a period of three years each. The licenses were granted on April 13, 2005 and expire on April 12, 2008

Figure 1 shows a satellite picture with the area involved.

Figure 2 is based on a topographic map showing the hydrography and main roads.

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

River
Washing
Concentrating
Pump
Offices
P
P
P
Power
generator
Office
Security
Stock
Garage
Maintenance

Plant infrastructure (May 2006)

Geology and Mineralization

Geological map of the Central African Republic (Les Editions Jeune Afrique, 1984)

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

QA/QC Protocols

As the Lobaye Gold operation will start up again, sample preparation, controls, custody, assay precision and accuracy will be outsourced to the Belgian geological institute “Studiecentrum Limburg vzw,  Diepenbeck (Belgium), who will provide specialists on-site permanently to provide the external quality assurance and quality control for the company.

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

Figure 1: Overview of the location of the Thor claims in British Columbia

Figure 2: Close up the the Thor claims location

Figure 3: The six Thor claims

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

Lobaye has three general exploration licenses for gold and diamond prospecting for the regions of Guingala, Amada-Gaza and Abba all in southwestern Central African Republic (the “Licenses”).  The Licenses are for a period of three years each. The licenses were granted on April 13, 2005 and expire on April 12, 2008.

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

Subsequent to the completion of the transaction, the Company undertook a review of Lobaye’s financial records, and, after completing such review, on July 13, 2006, the Company determined that the Lobaye Financial Statements do not accurately reflect the financial history of Lobaye because Lobaye made certain disbursements and received certain advances from RCA that the Company could not verify because of Lobaye’s weak internal controls and lack of documentation for certain transactions.  Accordingly, the Lobaye Financial Statements for the year ended December 31, 2005 and for the period from March 4, 2004 through December 31, 2004 as well as the unaudited Pro-Forma financial information should no longer be relied on.

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

Risks associated with Prospero’s industry:

10.

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

11.

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

12.

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

13.

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

14.

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

15.

Prospero’s management lacks significant technical training and/or experience in minerals exploration and mining

With no further direct training or experience in these areas, the management may not be fully aware of many of the specific requirements related to working within this industry. The management’s decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use; and that operations, earnings and ultimate financial success could suffer due to management’s lack of experience in the industry. Prospero is currently looking for suitable candidates with the appropriate experience.

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

Despite Prospero’s best efforts and best intentions, there remains a risk that health, safety and/or environmental incidents or accidents may occur which may negatively impact Prospero’s reputation and freedom or license to operate.

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

Description of Property

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

Item 4.

Submission of Matters to a Vote of Security Holders.

None

PART II

Item 5.

Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

(a)

Market Information

Prospero’s shares of common stock have been quoted on the OTC Bulletin Board since October 17, 2005.  They are currently quoted  under the symbol “PSPO.”    The table below gives the high and low bid information for each fiscal quarter in the fiscal year during which Prospero’s common stock has been quoted.  The bid information reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions, and have not been adjusted for stock dividends or splits.

High & Low Bids
Quarter ended	High	Low
March 31 2006	$2.25	$1.55
December 31, 2005	$2.60	$0.05

(b)

Holders of Record

There are approximately 1,400 holders of record of Prospero’s shares of common stock.

(c)

Dividends

Prospero has declared no dividends on its shares of common stock and is not subject to any restrictions that limit its ability to pay dividends on its shares of common stock.  Dividends are declared at the sole discretion of Prospero’s Board of Directors

(d)

       Sales of Unregistered Securities.

March 31, 2006 – RCA Resources Corporation acquisition

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

(e)

Repurchase of Equity Securities

Prospero did not repurchase any of its equity securities during the quarter ended March 31, 2006.

Item 6.

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

Revenues – Lobaye

Lobaye has generated no operating revenues from operations from its inception.  Management believes Lobaye will begin earning revenues from operations in 2007 from future operation as Prospero transitions from an exploration stage company to that of an active operating company.

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

Exploration Stage Activities

Prospero has been in the base and precious mineral exploration business since its formation.  Prospero has not commenced significant operations and is considered a exploration stage company.

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

Uncertainties Relating To Forward-Looking Statements

This Form 10-KSB contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by their use of words like “plans”, “expect”, “aim”, “believe”, “project”, “anticipate”, “intend”, “estimate”, “will”, “should”, “could” and other expressions that indicate future events and trends.  All statements that address expectations or projections about the future, including statements about Prospero’s exploration program, expenditures, increasing revenues, raising capital from external sources, and financial results are forward-looking statements.  All forward-looking statements are made as of the date of filing of this Form 10-KSB and Prospero disclaims any duty to update such statements.

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

Item 7

Financial Statements

The audited financial statements of the Registrant for the year ended March 31, 2006 are set forth following Item 14 of this Report.

Item 8.

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

Item 8A.  Controls and Procedures

(a)

Evaluation of disclosure controls and procedures.

The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report (the “Evaluation Date”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer has concluded that, as of the Evaluation Date, such controls and procedures were effective.

(b)

Changes in internal controls.

The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year covered by this annual report, and they have concluded that there was no change to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B

    Other Information

None.

PART III

Item 9.

Directors and Executive Officers, Promoters and Control Persons

(a)

Identify Directors and Executive Officers

Each director of Prospero or its subsidiaries holds office until (i) the next annual meeting of the stockholders, (ii) his successor has been elected and qualified, or (iii) the director resigns.

Prospero’s and its subsidiaries’ management teams are listed below.

Management Teams
Name of Directors and Officers	Prospero Minerals Corp.	Lobaye Gold SARL	CMC Exploration Corporation
Edward J. Martin	Director	n/a	Director, President, Secretary
Darvie Fenison	Director Corporate Secretary Acting CEO, CFO	n/a	n/a
Didier Llinas	Director	Director	n/a

Edward J. Martin  ●  Mr. Martin (67) has been elected as a director of Prospero since June 20, 2006 and was appointed the Chairman of the Board on July 28, 2006.  Since 2001, Mr. Martin has been the CEO of Mangez, Inc. in Dallas Texas, a food services company that Mr. Martin founded.

Dr. Darvie Fenison  ●  Dr. Fenison (48) has been elected as a director of Prospero since June 20, 2006 and was appointed the Corporate Secretary of Prospero Minerals Corp. on July 28, 2006.  Also, Dr. Fenison has been appointed President, Treasurer,   acting CFO and CEO on August 14, 2006. Since 1997, Dr. Fenison has been the pastor at East Somerset Baptist Church in Somerset, Kentucky.  Dr. Fenison has worked as an advisor and negotiator for several international companies.

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

(3)

No director has been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

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

summary compensation table

Long-term compensation
		Annual compensation			Awards	Payouts
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Other annual compen-sation ($) (e)	Restricted stock awards ($) (f)	Securities underlying options/ SARs (#) (g)	LTIP Payouts ($) (h)	All other compen-sation ($) (i)
Edward J. Martin President Aug. 2006 – present	2003 2004 2005 2006	n/a n/a n/a nil	n/a n/a n/a nil	n/a n/a n/a nil	n/a n/a n/a nil	n/a n/a n/a nil	n/a n/a n/a nil	n/a n/a n/a nil
Dr. Darvie Fenison CFO, CEO Aug. 2006 - present	2003 2004 2005 2006	n/a n/a n/a nil	n/a n/a n/a nil	n/a n/a n/a nil	n/a n/a n/a nil	n/a n/a n/a nil	n/a n/a n/a nil	n/a n/a n/a nil
Howard Shapiro CFO July 2006 – Aug. 2006	2003 2004 2005 2006	n/a n/a n/a nil	n/a n/a n/a nil	n/a n/a n/a nil	n/a n/a n/a nil	n/a n/a n/a nil	n/a n/a n/a nil	n/a n/a n/a nil
Chris Roth CEO April 2005 – July 2006 CFO July 2005 – July 2006	2003 2004 2005 2006	n/a n/a nil nil	n/a n/a nil nil	n/a n/a nil nil	n/a n/a nil nil	n/a n/a nil nil	n/a n/a nil nil	n/a n/a nil nil
Didier Llinas CEO of Lobaye Gold SARL Mar 2004 – Mar 2006	2003 2004 2005 2006	n/a 48,000 72,000 18,000	n/a n/a n/a n/a	n/a n/a n/a n/a	n/a n/a n/a n/a	n/a n/a n/a n/a	n/a n/a n/a n/a	n/a n/a n/a n/a
Urbain Randall Managing Director of Lobaye Gold SARL Mar 2004 – Mar 2006	2003 2004 2005 2006	n/a 29,000 43,200 16,000	n/a n/a n/a n/a	n/a n/a n/a n/a	n/a n/a n/a n/a	n/a n/a n/a n/a	n/a n/a n/a n/a	n/a n/a n/a n/a
Dr. Edwin Meier CFO April 2004 – July 2005	20032004 2005	n/a nil nil	n/a nil nil	n/a nil nil	n/a nil nil	n/a nil nil	n/a nil nil	n/a nil nil
Norman Meier CEO Nov 2004 - April 2005	2003 2004 2005	n/a nil nil	n/a nil nil	n/a nil nil	n/a nil nil	n/a nil nil	n/a nil nil	n/a nil nil
Baron Bernhard von Wüllerstorff-Urbair CEO and President April 2004 – Nov 2004	2003 2004 2005	n/a nil n/a	n/a nil n/a	n/a nil n/a	n/a nil n/a	n/a nil n/a	n/a nil n/a	n/a nil n/a
Bruce P. Young CEO and CFO July 2002 – Mar 2004	2003 2004 2005	nil nil n/a	nil nil n/a	nil nil n/a	nil nil n/a	nil nil n/a	nil nil n/a	Nil nil n/a

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

[1]  Based on 89,468,911shares of common stock issued and outstanding as of August 14, 2006.

[2]  These shares are registered in the name of RORO Management, which Chris Roth is the sole officer, director and shareholder.

(b)

Security Ownership of Management

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner	(4) Percent of Class [1]
shares of common stock	Edward John Martin 3520 Bender Trail Plano, Texas 75075-3343 USA	0	0%
shares of common stock	Dr. Darvie Fenison 214 Woods Creek Dr. Somerset, Kentucky 42503 USA	0	0%
shares of common stock	Didier Llinas BP 1084, Rue de l’Independance Bangui, Central African Republic	7,000,000	7.8%
shares of common stock	Directors and Executive Officers (as a group)	7,000,000	7.8%

(c)

Changes in Control

Prospero is not aware of any arrangement that may result in a change in control of Prospero.

Item 12.

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

 Item 13.

Exhibits

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

Filed
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included
32	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included
99.1	Code of Ethics, filed as an Exhibit to Prospero’s annual report on Form 10-KSB filed on July 14, 2004, and incorporated herein by reference.	Filed
99.2	Audit Committee Charter, filed as an Exhibit to Prospero’s annual report on Form 10-KSB filed on July 14, 2004, and incorporated herein by reference.	Filed
99.3	Disclosure Committee Charter, filed as an Exhibit to Prospero’s annual report on Form 10-KSB filed on July 14, 2004, and incorporated herein by reference.	Filed
99.4	Pro Forma Financial Information	Filed
99.5	General exploration licenses for gold and diamond prospecting for the regions of Guingala, Amada-Gaza and Abba	Filed

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

Prospero retained Lawrence Scharfman, CPA PA (“Scharfman”) as it principal accountant on August 14, 2006.  Prior to that date, Scharfman had not performed any services for Prospero or its subsidiaries.

Audit Fees

Scharfman billed $15,000.00 in connection with the audit of the Company’s financial statements for the year ended March 31, 2006. Scharfman did not review any of the Company’s financial statements for the first three quarters of fiscal 2006.

Audit-Related Fees

Scharfman billed the Company $0 for any Audit-Related fees in fiscal 2006.

Tax Fees

Scharfman billed $0 to the Company in fiscal 2006 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

Scharman billed $0 to the Company for all other services in fiscal 2006.

Prospero’s audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

CORUMEL MINERALS CORP.

(An exploration stage company)

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

Notes to Financial Statements

LAWRENCE SCHARFMAN CPA PA

Certified Public Accountants

REPORT OF REGISTERED INDEPENDENT CERTIFIED PUBLIC ACCOUNTING FIRM

Board of Directors

Corumel Minerals Corp.

(An exploration stage Company)

New York, New York

We have audited the consolidated balance sheet of Corumel Minerals Corp. and its wholly-owned subsidiary (the “Company”), a exploration stage company, as of March 31, 2006, and the related consolidated statements of losses, deficiency in stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based upon our audit.

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

/s/ LAWRENCE SCHARFMAN CPA PA

LAWRENCE SHARFMAN CPA PA

Certified Public Accountants

Boynton Beach, Florida

August 16, 2006

CORUMEL MINERALS CORP.

(An exploration stage company)

CONSOLIDATED BALANCE SHEET

MARCH 31, 2006

ASSETS:
Cash and cash equivalents	$53,855
Accounts receivable	40,000
Deposits	400
Capital Assets	423,618
Total assets	$517,873

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY:
Accounts payable and accrued liabilities	$112,447
Advances from related parties (Note B)	170,779
Total current liabilities	283,226

Commitments and contingencies (Note F)	-

Deficiency in stockholders' equity:
Preferred stock 10,000,000 shares authorized, par value $.001 per share; none issued and outstanding at March 31, 2006 (Note C)	-
Common stock, 90,000,000 shares authorized; par value $ .001 per share; 9,270,500 shares issued and outstanding at March 31, 2006 (Note C)	89,271
Additional paid-in capital	429,466
Shares subscribed	227,116
Deficit accumulated during exploration stage	(511,206)
Total deficiency in stockholders' equity	234,647
Total liabilities and deficiency in stockholders' equity	$517,873

See accompanying notes to consolidated financial statements

CORUMEL MINERALS CORP.

(An exploration stage company)

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

See accompanying notes to consolidated financial statements

CORUMEL MINERALS CORP.

(An exploration stage company)

CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD JULY 22, 2002 (DATE OF INCEPTION) THROUGH MARCH 31, 2006

	Common Shares	Stock Amount	Additional Paid in Capital	Common Stock Subscription	Deficit Accumulated During Exploration stage	Total
Issuance of common stock in July 2002 in exchange for cash at $0.01 per share, net of costs and fees	5,500,000	$5,500	49,500	$-	$-	$55,000
Shares issued in August 2002 in exchange for cash at $.01 per share, net of costs and fees	3,760,000	3,760	33,840	-	-	37,600
Shares issued in February 2003 in exchange for cash at approximately $.50 per share, net of costs and fees	10,500	11	5,527	-	-	5,537
Net Loss	-	-	-	-	(5,324)	(5,324)
Balance at March 31, 2003	9,270,500	$9,271	$88,867	$-	$(5,324)	$92,813
Net loss	-	-	-	-	(86,266)	(86,266)
Balance at March 31, 2004	9,270,500	$9,271	$88,867	$-	$(91,590)	$6,547
Net loss	-	-	-	-	(62,076)	(62,076)
Balance at March 31, 2005	9,270,500	$9,271	$88,867	$-	$(153,666)	$(55,529)
Net loss	-	80,000	340,599	227,116	(357,540)	290,176
Balance at March 31, 2006	9,270,500	89,271	429,466	227,116	(511,206)	(234,647)

See accompanying notes to consolidated financial statements

CORUMEL MINERALS CORP.

(An exploration stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

				For the period
				From July 23,
				2002 (date of
				Inception)
	For the twelve months ended March 31,			through March
	2006	2005	2004	31, 2006
INCREASE (DECREASE) IN CASH AND EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from exploration stage operations	$ (357,540)	$ (62,076)	$ (86,266)	$ (511,206)
Adjustments to reconcile net loss from exploration stage operations to cash used for operating activities: Amortization	135			135
Changes in assets and liabilities:
Accounts payable and accrued expenses	56,208	13,881	384	72,045
NET CASH (USED IN) OPERATING ACTIVITIES	(301,197)	(48,195)	(85,882)	(439,026)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and stock subscription, net of costs and fees (Note C)	227,116	-	-	325,253
Proceeds from related parties advances, net of repayments (Note B)	125,749	45,030	-	170,779
NET CASH PROVIDED BY FINANCING ACTIVITIES	352,865	45,030	-	496,032

NET CASH USED IN INVESTING ACTIVITIES	(3,151)			(3,151)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	48,517	(3,165)	(85,882)	53,855

Cash and cash equivalents at the beginning of the period	5338	8,503	94,385	-

Cash and cash equivalents at the end of the period	53,855	$5,338	$8,503	$53,855

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest		$-	$-	$-
Income taxes paid		-	-	-

See accompanying notes to consolidated financial statements

CORUMEL MINERALS CORP.

(An exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 AND 2005

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Business and Basis of Presentation

Corumel Minerals Corp. (the "Company") was reincorporated under the laws of the State of Nevada on July 23, 2002. On May 2003, the Company acquired all of the issued and outstanding shares of CMC Exploration Corp., a British Columbia company. At March 31, 2006 CMC Exploration Corp was dormant. The Company has been in the gold, silver and other mineral exploration business since its formation. The Company has not commenced significant operations and is considered a exploration stage Company, as defined by Statement of Financial Accounting Standards No. 7 (“SFAS 7”). To date the Company has generated no revenues, has incurred expenses, and has sustained losses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through March 31, 2006, the Company has accumulated losses of $511,206.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, Prospero Minerals Corp. has caused this report to be signed on its behalf by the undersigned duly authorized person.

PROSPERO MINERALS CORP.

  By:/s/ Dr. Darvie Fenison

Name:

Dr.Darvie Fenison

Title:

CEO

Dated:

August 16, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Prospero Minerals Corp. and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date
/s/ Dr. Darvie Fenison	Chief Executive Officer, Chief Financial Officer and a member of the Board of Directors	August 16, 2006
/s/ Didier Llinas	Member of the Board of Directors	August 16, 2006
__________________ Edward J. Martin	Member of the Board of Directors

Exhibit 31

PROSPERO MINERALS CORP.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Darvie Fenison, certify that:

1.   I have reviewed this annual report on Form 10-KSB/A (Amendment No. 1) of Prospero Minerals Corp.;

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

4.   The small business issuer’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and we have:

a)  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision,  to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this  report is being prepared;

b)  Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the small business issuer’s internal controls over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.  The small business issuer’s other certifying officers and I have disclosed, based on our most recent evaluation of internal controls over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

a)  All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to  adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal controls over financial reporting.

Date:

October 16, 2006__

 /s/ Dr. Darvie Fenison

Dr. Darvie Fenison
Chief Executive Officer and

Chief Financial Officer

Exhibit 32

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Prospero Minerals Corp. (“Prospero”) on Form 10-KSB/A (Amendment No. 1)  for the period ending March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Darvie Fenison, Chief Executive Officer and Chief Financial Officer, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of Corumel.

By:/s/ Dr. Darvie Fenison

Dr. Darvie Fenison
Chief Executive Officer and

Chief Financial Officer
August 16, 2006