Form 10QSB/A
period 2006-06-30
PROSPERO MINERALS CORP.
filed 2006-10-17
CIK 1243741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB / A

(Amendment No. 1)

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 2006

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________________ to__________________

Commission file number 0-30919

PROSPERO MINERALS CORP.
(Exact name of small business issuer as specified in its charter)

Incorporated in the State of Nevada (State or other jurisdiction of incorporation or organization)	33-1059313 (I.R.S. Employer Identification No.)
575 Madison Avenue, 10 th Floor, New York, New York, 10022-2511 (Address of principal executive offices)
212-937-8442 (Issuer’s telephone number)

Check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X   No __.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes  ___ No  X

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at August 12, 2006
Common Stock - $0.0001 par value	89,468,911

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [ X ]

Form 10-QSB	Prospero Minerals Corp.	Page 2

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Prospero Minerals Corp.’s unaudited financial statements for the three months ended June 30, 2006 are included with this Form 10-QSB. The unaudited financial statements for the three months ended June 30, 2006 include:

Condensed Consolidated Balance Sheets:

June 30, 2006 and March 31, 2006

                             Condensed Consolidated Statements of Losses:

Three Months Ended June 30, 2006 and 2005

For the Period July 23, 2002 (Date of Inception) through June 30, 2006

Condensed Consolidated Statements of Deficiency in Stockholders’ Equity

For the period July 23, 2002 (Date of Inception) through June 30, 2006

Condensed Consolidated Statements of Cash Flows:

Three Months Ended June 30, 2006 and 2005

For the Period July 23, 2002 (Date of Inception) through June 30, 2006

Notes to Unaudited Condensed Consolidated Financial Information:

June 30, 2006

Item 2.  Plan of Operation

Item 3. Controls and Procedures

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

PROSPERO MINERALS CORP.

(An Exploration Stage Company)

Quarterly Report on Form 10-QSB for the

Quarterly Period Ending June 30, 2006

The unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended June 30, 2006 are not necessarily indicative of the results that can be expected for the fiscal year ending March 31, 2007.

Form 10-QSB	Prospero Minerals Corp.	Page 4

PROSPERO MINERALS CORP.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Unaudited)
	June 30, 2006	March 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalent	$3,427	$53, 855
Accounts Receivable	$6,000	$40,000
Deposit	$400	$400
Total	$9,827	$94,255
Capital Assets	$413,024	$423618

Total assets	$422,851	$517,873

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$499,860	$122,147
Advances from related parties (Note B)	$228,481	$170,779
Total current liabilities	$728,341	$283,226

COMMITMENTS AND CONTINGENCIES	-	-

(DEFICIENCY IN) STOCKHOLDERS' EQUITY
Preferred Stock, par value $.001 per share; 10,000,000 shares authorized; none issued and outstanding at June 30, 2006 and March 31, 2006. (Note C)
Common stock, par value $.001 per share; 90,000,000 shares authorized; 89,468,911 shares issued and outstanding at June 30, 2006 and March 31, 2006. (Note C)	89,469	89,271
Additional paid-in-capital	720,861	429,466
Shares Subscribed		227,116
Accumulated deficit during exploration stage	(1,115,820)	(511,206)
(Deficiency in) stockholders' equity	(305,490)	234,647

Total Liabilites and (Deficiency in) Stockholders' Equity	$422,851	$517,873

See accompanying notes to the unaudited condensed consolidated financial information

Form 10-QSB	Prospero Minerals Corp.	Page 5

PROSPERO MINERALS CORP.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF LOSSES

	For the three months ended June 30		For the period from July 23, 2002 (date of inception) through June 30, 2006
	2006	2005
Costs and Expenses:
General and Administrative	$341,172	$17,866	$(1,115,820)
Mineral Expiration	$263,442
Total Operating Expense	604,614	17,866	(1,115,820)

Loss from Operations	604,614	17,866	(1,115,820)

Provision for Income Tax	-	-	-

Net Loss	$604,614	$17,866	$(1,115,820)

Loss per common share (basic and assuming dilution)	$(0.01)	$(0.00)

Weighted average common shares outstanding	89,369,706	9,270,500

See accompanying notes to the unaudited condensed consolidated financial information

Form 10-QSB	Prospero Minerals Corp.	Page 6

PROSPERO MINERALS CORP.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
FOR THE PERIOD JULY 23, 2002 (DATE OF INCEPTION) TO JUNE 30, 2006

	Common Shares	Stock Amount	Additional Paid-in Capital	Deficit Accumulated During Exploration Stage	Total
Issuance of common stock in July 2002 for cash at $0.01 per share	5,500,000	$5,500	$49,500	$-	$55,000
Shares issued in August 2002 for cash at $.01 per share, net of costs	3,760,000	3,760	33,840	-	37,600
Shares issued in February 2003 for cash at $.50 per share, net of costs	10,500	11	5,526	-	5,537
Net Loss	-	-	-	(5,324)	(5,324)
Balance at March 31, 2003	9,270,500	9,271	88,866	(5,324)	92,813
Net loss	-	-	-	(86,266)	(86,266)
Balance at March 31, 2004	9,270,500	$9,271	$88,866	$(91,590)	$6,547
Net loss	-	-	-	(62,076)	(62,076)
Balance at March 31, 2005	9,270,500	$9,271	$88,866	$(153,666)	$(55,529)
Net loss	-	-	-	(17,886)	(17,886)
Balance at June 30, 2005	9,270,500	$9,271	$88,866	$(171,552)	$(73,415)
Net Loss				$(339,654)	$(339,654)
Shares Issued Upon Asset Subscription	80,000	80,000	340,600		420,600
Balance at March 31, 2006	89,270,500	89,271	429,466	(511,206)	7,531
Net Loss				(604,614)	(604,614)
Shares Issued	198,441	198	291,395		291,593
Balance at June 30, 2006	89,468,911	89,469	720,861	(1,115,820)	(305,490)

See accompanying notes to the unaudited condensed consolidated financial information

Form 10-QSB	Prospero Minerals Corp.	Page 7

PROSPERO MINERALS CORP.
(AN EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended June 30		For the period from July 23, 2002 (date of inception) through June 30, 2006
	2006	2005
INCREASE (DECREASE) IN CASH AND EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from exploration stage operations	$(604,614)	$(17,886)	$(1,115,820)
Depreciation	10,594		10,594
Adjustments to reconcile net loss from exploration stage operations to cash used for operating activities:
Changes in assets and liabilities:
Accounts Receivable	34,000		34,000
Accounts payable and accrued expenses	387,413	(8,084)	499,860
NET CASH (USED IN) OPERATING ACTIVITIES	(172,607)	(25,970)	(571,366)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and stock subscription, net of costs	64,477	-	810,330
Proceeds from related parties advances, net of repayments	57,702	21,161	235,537
NET CASH PROVIDED BY FINANCING ACTIVITIES	122,179	21,161	574,793

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS	(50,428)	(4809)	3,427

Cash and cash equivalents at the beginning of the period	53,855	5,338	-

Cash and cash equivalents at the end of the period	$3,427	$529	$3427

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	$-	$-	$-
Income taxes paid	-	-	-

See accompanying notes to the unaudited condensed consolidated financial information

Form 10-QSB	Prospero Minerals Corp.	Page 8

PROSPERO MINERALS CORP.

(An Exploration Stage Company)

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

Form 10-QSB	Prospero Minerals Corp.	Page 9

PROSPERO MINERALS CORP.

(An Exploration Stage Company)

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

Form 10-QSB	Prospero Minerals Corp.	Page 10

PROSPERO MINERALS CORP.

(An Exploration Stage Company)

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

NOTE C - CAPITAL STOCK

The Company is authorized to issue 10,000,000 shares of preferred stock with par value $.001 per share, and 290,000,000 shares of common stock with par value of $.001 per share. As of June 30, 2006 and March 31, 2006, the Company has no preferred stock issued and outstanding. The Company has 89,468,911 and 89,270,500 shares of common stock issued and outstanding at June 30, 2006 and March 31, 2006 respectively.

Form 10-QSB	Prospero Minerals Corp.	Page 11

Item 2. Management’s Discussion and Analysis or Plan of Operation.

THE FOLLOWING PRESENTATION OF MANAGEMENT’S DISCUSSION AND ANALYSIS OF PROSPERO MINERALS CORP. SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED HEREIN.

Forward Looking Statements

This report on Form 10-QSB contains certain forward-looking statements within the meaning of Section 21e of the Securities Exchange Act of 1934 , as amended, and other applicable securities laws. All statements other than statements of historical fact are “ forward-looking statements ” for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or explorations; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

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

Form 10-QSB	Prospero Minerals Corp.	Page 12

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

Form 10-QSB	Prospero Minerals Corp.	Page 13

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

Liquidity and Capital Resources

Prospero had cash of $3427 as of June 30, 2006, compared to cash in the amount of $53,855 as of its fiscal year end on March 31, 2006. Prospero had a working capital deficiency of $718,514 as of June 30, 2006, compared to a working capital deficit of $188,971 as of March 31, 2006. Prospero’s liabilities as of June 30, 2006 of $728,341 related to advances from related parties, accounts payable and accrued liabilities, including professional fees for legal and audit services.

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

Form 10-QSB	Prospero Minerals Corp.	Page 14

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

Item 3.  Controls and Procedures

(a)

Evaluation of disclosure controls and procedures.

The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer has concluded that, as of the Evaluation Date, such controls and procedures were effective.

(b)

Changes in internal controls.

The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter covered by this quarterly report, and they have concluded that there was no change to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Form 10-QSB	Prospero Minerals Corp.	Page 15

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings

Prospero is not a party to any pending legal proceedings and, to the best of Prospero’s knowledge, none of Prospero’s assets are the subject of any pending legal proceedings.

Item 2.

Unregistered Sale of Equity Securities and Use of Proceeds

There have been no sales of unregistered securities within the quarter ended June 30, 2006 that would be required to be disclosed pursuant to Item 701 of Regulation S-B.

Item 3.

Defaults Upon Securities

None.

Item 4.

Submission of Matters to a Vote of Security Holders

None.

Item 5.

Other Information

None.

Item 6.  Exhibits

(a)

Index to and Description of Exhibits

Exhibit	Description	Status
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Prospero Minerals Corp. has caused this report to be signed on its behalf by the undersigned duly authorized person.

PROSPERO MINERALS CORP.

By:/s/ Dr. Darvie Fenison

   Name:  Dr. Darvie Fenison

   Title :   Chief Executive Officer

   Dated:  August 19, 2006

Form 10-QSB	Prospero Minerals Corp.	Page 16

Exhibit 31

Form 10-QSB	Prospero Minerals Corp.	Page 17

PROSPERO MINERALS CORP.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Darvie Fenison, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB/A (Amendment No. 1) of Prospero Minerals Corp.;

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

4.  The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a.

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and,

c.

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5.  The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the Company’s Board of Directors of the registrant's board of directors (or persons performing the equivalent functions):

d.

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and,

e.

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:

October 17, 2006__

/s/ Dr. Darvie Fenison

 Dr. Darvie Fenison
Chief Executive Officer and Chief Financial Officer

Form 10-QSB	Prospero Minerals Corp.	Page 18

Exhibit 32

Form 10-QSB	Prospero Minerals Corp.	Page 19

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Prospero Minerals Corp. (“Prospero”) on Form 10-QSB/A (Amendment No. 1)  for the period ending June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Darvie Fenison, as Chief Executive Officer and Chief Financial Officer of Prospero and a member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of Corumel.

/s/ Dr. Darvie Fenison

Dr. Darvie Fenison
Chief Executive Officer and Chief Financial Officer
October 17, 2006