Form 10QSB
period 2006-09-30
PROSPERO MINERALS CORP.
filed 2006-11-21
CIK 1243741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes  ___ No  X

APPLICABLE ONLY TO CORPORATE ISSUERS

Form 10-QSB	Prospero Minerals Corp.	Page 2

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at November 9, 2006
Common Stock - $0.001 par value	89,468,941

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [ X ]

click here for printer-friendly PDF version

Form 10-QSB	Prospero Minerals Corp.	Page 3

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

PROSPERO MINERALS CORP.

(A Exploration Stage Company)

Quarterly Report on Form 10-QSB for the

Quarterly Period Ending September 30, 2006

Table of Contents

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Prospero Minerals Corp.’s unaudited financial statements for the three months ended September 30, 2006 are included with this Form 10-QSB. The unaudited financial statements for the three months ended September 30, 2006 include:

Condensed Consolidated Balance Sheets:

September 30, 2006 and March 31, 2006

Condensed Consolidated Statements of Losses:

Three and Six Months Ended September 30, 2006 and 2005

For the Period July 23, 2002 (Date of Inception) through September 30, 2006

Condensed Consolidated Statements of Deficiency in Stockholders’ Equity

For the period July 23, 2002 (Date of Inception) through September 30, 2006

Condensed Consolidated Statements of Cash Flows:

Six Months Ended September 30, 2006 and 2005

For the Period July 23, 2002 (Date of Inception) through September 30, 2006

Notes to Unaudited Condensed Consolidated Financial Information:

September 30, 2006

Item 2.  Plan of Operation

Item 3. Controls and Procedures

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits

Form 10-QSB	Prospero Minerals Corp.	Page 4

The unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended September 30, 2006 are not necessarily indicative of the results that can be expected for the fiscal year ending March 31, 2007.

Form 10-QSB	Prospero Minerals Corp.	Page 5

PROSPERO MINERALS CORP.
(A EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Unaudited)
	September 30, 2006	March 31, 2006
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalent	$2,544	$53,855
Accounts Receivable	-	40,000
Deposit	400	400
Sub Total	2,944	94,255
Capital Assets, (net of accumulated depreciation of $21,187)	823,031	423,618

TOTAL ASSETS	$825,975	$517,873

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,469,750	$112,447
Advances from related parties (Note B)	649,083	170,779
TOTAL CURRENT LIABILITIES	2,118,833	283,226

(DEFICIENCY IN) STOCKHOLDERS' EQUITY
Preferred Stock, par value $.001 per share; 10,000,000 shares authorized; none issued and outstanding at September 30, 2006 and March 31, 2006. (Note C)
Common stock, par value $.001 per share; 90,000,000 shares authorized; 89,468,911 shares issued and outstanding at September 30, 2006 and March 31, 2006. (Note C)	89,469	89,271
Additional paid-in-capital	720,861	429,466
Shares Subscribed		227,116
Accumulated deficit during exploration stage	(2,103,188)	(511,206)
(Deficiency) in Stockholders' Equity	(1,292,858)	(234,647)

Total Liabilities and (Deficiency in) Stockholders' Equity	$825,975	$517,873

See accompanying notes to the unaudited condensed consolidated financial information

Form 10-QSB	Prospero Minerals Corp.	Page 6

PROSPERO MINERALS CORP.
(A EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF LOSSES

	For the six months ended Sept. 30		For the three months ended Sept. 30		For the period from July 23, 2002 (date of inception) through September 30, 2006
	2006	2005	2006	2005
Costs and Expenses:
General and Administrative	$ 938,164	$ 61,360	$596,992	$ 43,494	$1,712,812
Mineral Exploration	653,818		390,376		390,376
Total Operating Expense	1,591,982	61,360	987,368	43,494	2,103,188
Loss from Operations	1,591,982	61,360	987,368	43,494	2,103,188

Net Loss	$ 1,591,982	$ 61,360	$987,368	$ 43,494	$2,103,188

Loss per common share (basic and assuming dilution)	$ (0.02)	$ (0.01)	$(0.01)	$ (0.00)

Weighted average common shares outstanding	89,369,706	9,270,500	89,369,706	9,270,500

See accompanying notes to the unaudited condensed consolidated financial information

Form 10-QSB	Prospero Minerals Corp.	Page 7

PROSPERO MINERALS CORP.
(A EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
FOR THE PERIOD JULY 23, 2002 (DATE OF INCEPTION) TO SEPTEMBER 30, 2006

	Common Shares	Stock Amount	Additional Paid-in Capital		Deficit Accumulated During Exploration Stage	Total
Issuance of common stock in July 2002 for cash at $0.01 per share	5,500,000	$5,500	$49,500		$-	$55,000
Shares issued in August 2002 for cash at $.01 per share, net of costs	3,760,000	3,760	33,840		-	37,600
Shares issued in February 2003 for cash at $.50 per share, net of costs	10,500	11	5,526		-	5,537
Net Loss	-	-	-		(5,324)	(5,324)
Balance at March 31, 2003	9,270,500	9,271	88,866		(5,324)	92,813
Net loss	-	-	-		(86,266)	(86,266)
Balance at March 31, 2004	9,270,500	9,271	88,866		(91,590)	6,547
Net loss	-	-	-		(62,076)	(62,076)
Balance at March 31, 2005	9,270,500	9,271	88,866		(153,666)	(55,529)
Net loss	-	-	-		(17,886)	(17,886)
Balance at June 30, 2005	9,270,500	9,271	88,866		(171,552)	(73,415)
Net Loss					(339,654)	(339,654)
Balance at March 31, 2006	89,270,500	89,271	429,466		(511,206)	7,531
Net Loss					(604,614)	(604,614)
Shares Issued	198,441	198	291,395			291,593
Balance at June 30, 2006	89,468,941	89,469	720,861		(1,115,820)	(305,490)
Net Loss					(987,368)	(987,368)
Balance at September 30, 2006	89,468,941	$89,469	$720,861	$	(2,103,188)	$(1,292,858)

See accompanying notes to the unaudited condensed consolidated financial information

Form 10-QSB	Prospero Minerals Corp.	Page 8

PROSPERO MINERALS CORP.
(A EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended Sept. 30		For the period from July 23, 2002 (date of inception) through Sept. 30, 2006
	2006	2005
INCREASE (DECREASE) IN CASH AND EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from exploration stage operations	$(1,591,982)	$(61,360)	$(2,103,188)
Depreciation and Amortization	21187		21,187
Adjustments to reconcile net loss from exploration stage operations to cash used for operating activities:
Changes in assets and liabilities:
Accounts Receivable	40,000	(726)	40,000
Accounts payable and accrued expenses	1,357,303	21,428	1,469,752
NET CASH (USED IN) OPERATING ACTIVITIES	(173,492)	(40,658)	(572,249)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and stock subscription, net of costs	64,477	-	810,330
Proceeds from related parties advances, net of repayments	478,304	35,320	185,063
Payment for assets purchase	(420,600)		(420,600)
NET CASH PROVIDED BY FINANCING ACTIVITIES	122,171	35,320	574,793

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS	(51,311)	(5,338)	2,544

Cash and cash equivalents at the beginning of the period	53,855	5,338	0-

Cash and cash equivalents at the end of the period	$2,544	$0-	$2,544

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	-	-	-
Income taxes paid	-	-	-

See accompanying notes to the unaudited condensed consolidated financial information

Form 10-QSB	Prospero Minerals Corp.	Page 9

PROSPERO MINERALS CORP.

(A Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION

SEPTEMBER 30, 2006

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three month period ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year ended March 31, 2007. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated March 31, 2006 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

Business and Basis of Presentation

Prospero Minerals Corp. (the “Company”) was reincorporated under the laws of the State of Nevada on July 23, 2002. On May 2003, the Company acquired all of the issued and outstanding shares of CMC Exploration Corp., a British Columbia company. At September 30, 2006 CMC Exploration Corp was dormant. The Company has been in the gold, silver and other mineral exploration business since its formation. The Company has not commenced significant operations and is considered a development stage Company, as defined by Statement of Financial Accounting Standards No. 7 (“SFAS 7”). To date the Company has not generated any revenues, has incurred expenses, and has sustained losses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through September 30, 2006, the Company has accumulated losses of $2,103,188.

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

Form 10-QSB	Prospero Minerals Corp.	Page 10

PROSPERO MINERALS CORP.

(A Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION

SEPTEMBER 30, 2005

(unaudited)

NOTE A-SUMMARY OF ACCOUNTING POLICIES (Continued)

Stock Based Compensation (Continued)

Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended March 31, 2006 and 2005 and will adopt the interim disclosure provisions for its financial reports for the subsequent periods. The Company has no awards of stock-based employee compensation outstanding at September  30, 2006.

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

Form 10-QSB	Prospero Minerals Corp.	Page 11

PROSPERO MINERALS CORP.

(A Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION

SEPTEMBER 30, 2006

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

NOTE B - ADVANCES FROM RELATED PARTIES

During the three and six months ended September 30, 2006 and the year ended March 31, 2006, entities controlled by the Company’s directors advanced funds to the Company for working capital purposes. Total amount due to related parties amounted $649,083 and $170,779 at September 30, 2006 and March 31, 2006, respectively. The amounts advanced are unsecured, non-interest bearing and have no specific terms of repayment.

NOTE C - CAPITAL STOCK

The Company is authorized to issue 290,000,000 shares of common stock with par value of $.001 per share. As of September 30, 2006 and June 30, 2006, the Company has no preferred stock issued and outstanding. The Company has 89,468,941 shares of common stock issued and outstanding at September 30, 2006 and June 30, 2006 respectively.

Item 2. Management’s Plan of Operation.

THE FOLLOWING PRESENTATION OF MANAGEMENT’S PLAN OF OPERATIONS OF PROSPERO MINERALS CORP. SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED HEREIN.

Form 10-QSB	Prospero Minerals Corp.	Page 12

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

Prospero’s objective is to conduct mineral exploration activities on its mineral properties in order to assess whether these claims possess commercially exploitable mineral deposits.  Prospero intends to primarily focus on the mineral exploration activities on the Lobaye Claims in the Central African Republic due to its advanced state of exploration and production facilities already in place.

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

Form 10-QSB	Prospero Minerals Corp.	Page 13

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

Due to a lack of funding, Prospero was largely dormant during the nine months ended September 30, 2006 and carried on minimal business, consisting of primarily administrative.  Prospero did not carry on any work related to the Thor Group mineral claims.

Results of Operations

Prospero did not earn any revenues from inception through the reporting period ending September 30, 2006. Prospero does not anticipate earning revenues until such time as it has entered into commercial production of its mineral properties. Prospero has deferred the proposed drilling program on the Thor Group mineral claims until it has sufficient funding to proceed. Prospero has not yet determined whether the results of Phase 1 claims of the mineral exploration program on the Thor Group mineral are sufficiently positive to enable Prospero to proceed with further exploration programs. Prospero can provide no assurance that it will discover commercially exploitable levels of mineral resources on its properties, or if such resources are discovered, that Prospero will enter into commercial production of its mineral properties.

Prospero incurred expenses in the amount of  $976,639, for the six month period September 30, 2006. From the period on inception on July 23, 2002 to September 30, 2006, Prospero incurred expenses in the amount of $2,092,459. These operating expenses were primarily related to professional fees in connection with Prospero’s corporate organization relating to audit fees and legal fees. Prospero anticipates its operating expenses will increase as it undertakes its plan of operations, provided further exploration is recommended. This increase will be attributable to further geological exploration and the professional fees associated with complying with the reporting requirements under the Securities Exchange Act of 1934 .

Prospero incurred a loss in the amount of $976,639 for the six month period ended September 30, 2006 and a loss in the amount of $2,092,459 for the period from inception of July 23, 2002 through September 30, 2006. Prospero’s loss was entirely attributable to general and administrative expenses, which included operating expenses and professional fees.

Form 10-QSB	Prospero Minerals Corp.	Page 14

Liquidity and Capital Resources

Prospero had cash of  $2544 as of September 30, 2006, compared to cash in the amount of $53,855 as of its fiscal year end on March 31, 2006. Prospero had a working capital deficit of ($1,469,750) as of September 30, 2006, compared to working capital of $188,971 as of March 31, 2006. Prospero’s liabilities as of September 30, 2006 of  $2,118,832 related to advances from related parties, accounts payable and accrued liabilities, including professional fees for legal and audit services.

Prospero’s independent certified public accountants have stated in their report included in Prospero’s March 31, 2006 Form 10-KSB, that Prospero has not generated revenues and has incurred operating losses and that Prospero is dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about the Prospero’s ability to continue as a going concern.

Prospero had cash in the amount of $2544 as of September 30, 2006. Prospero’s total expenditures over the next twelve months are anticipated to be approximately $1.4 Million dollars. Prospero does not have plans to purchase any significant equipment or change the number of its employees during the next twelve months. Accordingly, over the next twelve months, Prospero will need to obtain additional financing in the event that further exploration is recommended.

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

Form 10-QSB	Prospero Minerals Corp.	Page 15

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

Phase 4- Development and Exploration on Amada-Gaza and Abba properties (3 months)

In Phase 4, Prospero plans to (1) conduct exploration tests and drilling on the Amada-Gaza property (Zone 2), (2) exploration tests and drilling on the Abba property (Zone 3), and (3) conduct a district-wide exploration effort to begin assessments on the Amada-Gaza property and the Abba property.

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

As a result of a lack of funding, Prospero has been dormant and thus, no further work has been conducted or completed on the Thor Claims.

Form 10-QSB	Prospero Minerals Corp.	Page 16

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

Inflation

Prospero does not believe that inflation will have a material impact on its future operations.

Off-Balance Sheet Arrangements

Prospero does not have any off-balance sheet arrangements.

Form 10-QSB	Prospero Minerals Corp.	Page 17

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

Item 2.

Unregistered Sale of Equity Securities and Use of Proceeds

There have been no sales of unregistered securities within the quarter ended September 30, 2006 that would be required to be disclosed pursuant to Item 701 of Regulation S-B.

Item 3.

Defaults Upon Securities

None.

Item 4.

Submission of Matters to a Vote of Security Holders

None.

Item 5.

Other Information

None.

Form 10-QSB	Prospero Minerals Corp.	Page 18

Item 6.  Exhibits

(a)

Index to and Description of Exhibits

Exhibit	Description	Status
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Prospero Minerals Corp. has caused this report to be signed on its behalf by the undersigned duly authorized person.

PROSPERO MINERALS CORP.

By:/s/ Darvie D. Fenison

   Name:  Dr. Darvie D. Fenison

   Title :   Chief Executive Officer

   Dated:   November 10, 2006

Form 10-QSB	Prospero Minerals Corp.	Page 19

Exhibit 31

Form 10-QSB	Prospero Minerals Corp.	Page 20

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

4.   The small business issuer’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the small business issuer and we have:

a)   designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)   evaluated the effectiveness of the small business issuer’s disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

c)   presented in this report any change in the small business issuer’s internal controls over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.   The small business issuer’s other certifying officers and I have disclosed, based on our most recent evaluation of internal controls over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent function):

a)   all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial data; and

b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

Date:  November 10, 2006

By:/s/ Dr. Darvie Fenison

Dr. Darvie Fenison
Chief Executive Officer and Chief Financial Officer

Form 10-QSB	Prospero Minerals Corp.	Page 21

Exhibit 32

Form 10-QSB	Prospero Minerals Corp.	Page 22

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Prospero Minerals Corp. (“Prospero”) on Form 10-QSB for the period ending September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Darvie Fenison, Chief Executive Officer and Chief Financial Officer, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of Prospero.

By:/s/ Dr. Darvie Fenison

Dr. Darvie Fenison
Chief Executive Officer and Chief Financial Officer

November 10, 2006