Form 10QSB
period 2006-12-31
PROSPERO MINERALS CORP.
filed 2007-06-29
CIK 1243741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    December 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes  ___ No  X

APPLICABLE ONLY TO CORPORATE ISSUERS

Form 10-QSB	Prospero Minerals Corp.	Page 2

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at December 31, 2006
Common Stock - $0.0001 par value	100,713,941

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [ X ]

Form 10-QSB	Prospero Minerals Corp.	Page 3

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

PROSPERO MINERALS CORP.

(A Exploration Stage Company)

Quarterly Report on Form 10-QSB for the

Quarterly Period Ending December 31, 2006

Table of Contents

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Prospero Minerals Corp.’s unaudited financial statements for the three months ended December 31, 2006 are included with this Form 10-QSB. The unaudited financial statements for the three months ended December 31, 2006 include:

Condensed Consolidated Balance Sheets:

December 31, 2006 and March 31, 2006

Condensed Consolidated Statements of Losses:

Three and Nine Months Ended December 31, 2006 and 2005

For the Period July 23, 2002 (Date of Inception) through December 31, 2006

Condensed Consolidated Statements of Deficiency in Stockholders’ Equity

For the period July 23, 2002 (Date of Inception) through December 31, 2006

Condensed Consolidated Statements of Cash Flows:

Nine Months Ended December 31, 2006 and 2005

For the Period July 23, 2002 (Date of Inception) through December 31, 2006

Notes to Unaudited Condensed Consolidated Financial Information:

December 31, 2006

Item 2.  Plan of Operation

Item 3. Controls and Procedures

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits

Form 10-QSB	Prospero Minerals Corp.	Page 4

The unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended December 31, 2006 are not necessarily indicative of the results that can be expected for the fiscal year ending March 31, 2007.

Form 10-QSB	Prospero Minerals Corp.	Page 5

PROSPERO MINERALS CORP.
(A EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Unaudited)
	December 31, 2006	March 31, 2006
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalent	$19	$53,855
Accounts Receivable	-	40,000
Deposit	400	400
Sub Total	419	94,255
Capital Assets, (net of accumulated depreciation of $31,781)	933,436	423,618

TOTAL ASSETS	$933,855	$517,873

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,769,259	$112,447
Advances from related parties (Note B)	649,080	170,779
TOTAL CURRENT LIABILITIES	2,418,339	283,226

(DEFICIENCY IN) STOCKHOLDERS' EQUITY
Preferred Stock, par value $.001 per share; 10,000,000 shares authorized; none issued and outstanding at December 31, 2006 and March 31, 2006. (Note C)
Common stock, par value $.0001 per share; 290,000,000 shares authorized; 100,713,941 shares issued and outstanding at December 31, 2006 and March 31, 2006. (Note C)	100,714	89,271
Additional paid-in-capital	721,861	429,466
Shares Subscribed		227,116
Accumulated deficit during exploration stage	(2,307,059)	(511,206)
(Deficiency) in Stockholders' Equity	(1,484,484)	(234,647)

Total Liabilities and (Deficiency in) Stockholders' Equity	$933,855	$517,873

See accompanying notes to the unaudited condensed consolidated financial information

Form 10-QSB	Prospero Minerals Corp.	Page 6

PROSPERO MINERALS CORP.
(A EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF LOSSES

	For the nine months ended Dec. 31		For the three months ended Dec. 31		For the period from July 23, 2002 (date of inception) through December 31, 2006
	2006	2005	2006	2005
Costs and Expenses:
General and Administrative	$ 1,142,035	$ 135,070	$203,871	$ 73,710	$1,653,241
Mineral Exploration	653,818				653,818
Total Operating Expense	1,795,853	135,070	203,871	73,710	2,307,059
Loss from Operations	1,795,853	135,070	203,871	73,710	2,307,059

Net Loss	$ 1,795,853	$ 135,070	$203,871	$ 73,710	$2,307,059

Loss per common share (basic and assuming dilution)	$ (0.0001)

Weighted average common shares outstanding	100,713,941

See accompanying notes to the unaudited condensed consolidated financial information

Form 10-QSB	Prospero Minerals Corp.	Page 7

PROSPERO MINERALS CORP.
(A EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
FOR THE PERIOD JULY 23, 2002 (DATE OF INCEPTION) TO DECEMBER 31, 2006

	Common Shares	Stock Amount	Additional Paid-in Capital		Deficit Accumulated During Exploration Stage	Total
Issuance of common stock in July 2002 for cash at $0.01 per share	5,500,000	$5,500	$49,500		$-	$55,000
Shares issued in August 2002 for cash at $.01 per share, net of costs	3,760,000	3,760	33,840		-	37,600
Shares issued in February 2003 for cash at $.50 per share, net of costs	10,500	11	5,526		-	5,537
Net Loss	-	-	-		(5,324)	(5,324)
Balance at March 31, 2003	9,270,500	9,271	88,866		(5,324)	92,813
Net loss	-	-	-		(86,266)	(86,266)
Balance at March 31, 2004	9,270,500	9,271	88,866		(91,590)	6,547
Net loss	-	-	-		(62,076)	(62,076)
Balance at March 31, 2005	9,270,500	9,271	88,866		(153,666)	(55,529)
Net loss	-	-	-		(17,886)	(17,886)
Balance at June 30, 2005	9,270,500	9,271	88,866		(171,552)	(73,415)
Net Loss					(339,654)	(339,654)
Balance at March 31, 2006	89,270,500	89,271	429,466		(511,206)	7,531
Net Loss					(604,614)	(604,614)
Shares Issued	198,441	198	291,395			291,593
Balance at June 30, 2006	89,468,941	89,469	720,861		(1,115,820)	(305,490)
Net Loss					(987,368)	(987,368)
Balance at September 30, 2006	89,468,941	$89,469	$720,861	$	(2,103,188)	$(1,292,858)
Net Loss					(203,871)	(203,871)
Shares Issued	11,245,000	11,245	1,000			12,245
Balance at December 31, 2006	100,713,941	100,714	721.861		(2,307,059)	(1,484,484)

See accompanying notes to the unaudited condensed consolidated financial information

Form 10-QSB	Prospero Minerals Corp.	Page 8

PROSPERO MINERALS CORP.
(A EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended Dec. 31		For the period from July 23, 2002 (date of inception) through Dec. 31, 2006
	2006	2005
INCREASE (DECREASE) IN CASH AND EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from exploration stage operations	$(1,795,853)	$(135,070)	$(2,307,059)
Depreciation and Amortization	31,781		31,781
Adjustments to reconcile net loss from exploration stage operations to cash used for operating activities:
Prepaid and Deposits		(400)
Accounts Receivable	40,000		40,000
Accounts payable and accrued expenses	1,656,812	4,404	1,769,259
NET CASH (USED IN) OPERATING ACTIVITIES	(67,260)	(131,066)	(466,,019)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and stock subscription, net of costs	64,477	7,800	810,330
Proceeds from related parties advances, net of repayments	477,219		76,308
Payment for assets purchase	(420,600)	142,743	(420,600)
NET CASH PROVIDED BY FINANCING ACTIVITIES	121,096	150,543	466,038

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS	(53,836)	19,477	19

Cash and cash equivalents at the beginning of the period	53,855	5,338	0-

Cash and cash equivalents at the end of the period	$19	$24,815	$19

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	-	-	-
Income taxes paid	-	-	-

See accompanying notes to the unaudited condensed consolidated financial information

Form 10-QSB	Prospero Minerals Corp.	Page 9

PROSPERO MINERALS CORP.

(A Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION

DECEMBER 31, 2006

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three month period ended December 31, 2006, are not necessarily indicative of the results that may be expected for the year ended March 31, 2007. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated March 31, 2006 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

Business and Basis of Presentation

Prospero Minerals Corp. (the “Company”) was reincorporated under the laws of the State of Nevada on July 23, 2002. On May 2003, the Company acquired all of the issued and outstanding shares of CMC Exploration Corp., a British Columbia company. At December 31, 2006 CMC Exploration Corp was dormant. The Company has been in the gold, silver and other mineral exploration business since its formation. The Company has not commenced significant operations and is considered a development stage Company, as defined by Statement of Financial Accounting Standards No. 7 (“SFAS 7”). To date the Company has not generated any revenues, has incurred expenses, and has sustained losses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through December 31, 2006, the Company has accumulated losses of $2,307,059.

The consolidated financial statements include the accounts of Prospero Minerals Corp. and its wholly-owned subsidiary, CMC Exploration Corp. Significant inter-company transactions and accounts have been eliminated in consolidation.

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

DECEMBER 31, 2006

(unaudited)

NOTE A-SUMMARY OF ACCOUNTING POLICIES (Continued)

Stock Based Compensation (Continued)

Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended March 31, 2006 and 2005 and will adopt the interim disclosure provisions for its financial reports for the subsequent periods. The Company has no awards of stock-based employee compensation outstanding at December 31, 2006.

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

DECEMBER 31, 2006

(unaudited)

NOTE A-SUMMARY OF ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements (Continued)

In May 2005 the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company does not expect the adoption of this SFAS to have a material impact on its consolidated financial position, results of operations or cash flows.

NOTE B - ADVANCES FROM RELATED PARTIES

During the three and nine months ended December 31, 2006 and the year ended March 31, 2006, entities controlled by the Company’s directors advanced funds to the Company for working capital purposes. Total amount due to related parties amounted $649,080 and $170,779 at December 31, 2006 and March 31, 2006, respectively. The amounts advanced are unsecured, non-interest bearing and have no specific terms of repayment.

NOTE C - CAPITAL STOCK

The Company is authorized to issue 290,000,000 shares of common stock with par value of $.0001 per share. As of December 31, 2006 and June 30, 2006, the Company has no preferred stock issued and outstanding. The Company has 100,713,941 and 189,286,059 shares of common stock issued and outstanding at December 31, 2006 and September 30, 2006 respectively.

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

Results of Operations

Prospero did not earn any revenues from inception through the reporting period ending December 31, 2006. Prospero does not anticipate earning revenues until such time as it has entered into commercial production of its mineral properties. Prospero has deferred the proposed drilling program on the Thor Group mineral claims until it has sufficient funding to proceed. Prospero has not yet determined whether the results of Phase 1 claims of the mineral exploration program on the Thor Group mineral are sufficiently positive to enable Prospero to proceed with further exploration programs. Prospero can provide no assurance that it will discover commercially exploitable levels of mineral resources on its properties, or if such resources are discovered, that Prospero will enter into commercial production of its mineral properties.

Prospero incurred expenses in the amount of $1,795,853, for the nine month period December 31, 2006. From the period on inception on July 23, 2002 to December 31, 2006, Prospero incurred expenses in the amount of $2,307,059. These operating expenses were primarily related to professional fees in connection with Prospero’s corporate organization relating to audit fees and legal fees. Prospero anticipates its operating expenses will increase as it undertakes its plan of operations, provided further exploration is recommended. This increase will be attributable to further geological exploration and the professional fees associated with complying with the reporting requirements under the Securities Exchange Act of 1934 .

Prospero incurred a loss in the amount of $1,795,853 for the nine month period ended December 31, 2006 and a loss in the amount of $2,307,059 for the period from inception of July 23, 2002 through December 31, 2006.  Prospero’s loss was entirely attributable to general and administrative expenses, which included operating expenses and professional fees.

Form 10-QSB	Prospero Minerals Corp.	Page 14

Liquidity and Capital Resources

Prospero had cash of $19 as of December 31, 2006, compared to cash in the amount of $53,855 as of its fiscal year end on March 31, 2006. Prospero had a working capital deficit of ($2,307,059) as of December 31, 2006, compared to working capital deficit of $511,206 as of March 31, 2006. Prospero’s liabilities as of December 31, 2006, total $2,418,339  relate to advances from related parties, accounts payable and accrued liabilities, including professional fees for legal and audit services.

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

Prospero had cash in the amount of $19 as of December 31, 2006. Prospero’s total expenditures over the next twelve months are anticipated to be approximately $1.4 Million dollars. Prospero does not have plans to purchase any significant equipment or change the number of its employees during the next twelve months. Accordingly, over the next twelve months, Prospero will need to obtain additional financing in the event that further exploration is recommended.

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

As a result of a lack of funding, Prospero has been dormant and thus, no further work has been conducted or completed on the Thor Claims.

Form 10-QSB	Prospero Minerals Corp.	Page 15

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

Inflation

Prospero does not believe that inflation will have a material impact on its future operations.

Off-Balance Sheet Arrangements

Prospero does not have any off-balance sheet arrangements.

Form 10-QSB	Prospero Minerals Corp.	Page 16

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

Defaults Upon Securities

None.

Item 4.

Submission of Matters to a Vote of Security Holders

None.

Item 5.

Acquisition of Cavitation Concepts Corporation Technology

On October 31, 2006 Prospero Minerals completed the acquisition from Cavitation Concepts Corporation of all of the assets pertaining to Cavitations’ water purification business.  In exchange for the assets, Prospero Minerals issued 10 million shares of its common stock to Cavitation Concepts Corporation.  The parties valued the shares at $1,000. based on their assessment of the fair value of the transferred assets.

The sale of the shares by Prospero Minerals to Cavitations Concepts was exempt pursuant to Section 4(2) of the Securities Act since the sale was not made in a public offering and was made to an entity whose principals had access to detailed information about Prospero Minerals and which was acquiring the shares for its own account.  There were no underwriters.

Form 10-QSB	Prospero Minerals Corp.	Page 17

Item 6.  Exhibits

(a)

Index to and Description of Exhibits

Exhibit	Description	Status
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Prospero Minerals Corp. has caused this report to be signed on its behalf by the undersigned duly authorized person.

PROSPERO MINERALS CORP.

By:/s/ Etoile Pinder

   Name:  Etoile Pinder

   Title :   Chief Financial Officer

   Dated:   March 1, 2007

Form 10-QSB	Prospero Minerals Corp.	Page 18

Exhibit 31

Form 10-QSB	Prospero Minerals Corp.	Page 19

PROSPERO MINERALS CORP.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Etoile Pinder, certify that:

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

Date:  March 1, 2007

By:/s/ Etoile Pinder

Ms. Etoile Pinder
Chief Financial Officer

Form 10-QSB	Prospero Minerals Corp.	Page 20

Exhibit 32

Form 10-QSB	Prospero Minerals Corp.	Page 21

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Prospero Minerals Corp. (“Prospero”) on Form 10-QSB for the period ending September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Etoile Pinder, Chief Financial Officer, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of Prospero.

By:/s/ Etoile Pinder

Ms.  Etoile Pinder
Chief Financial Officer

March 1 2007