Form 10QSB
period 2007-03-31
PROSPERO MINERALS CORP.
filed 2007-06-29
CIK 1243741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the yearly period ended    March 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes  ___ No  X

APPLICABLE ONLY TO CORPORATE ISSUERS

Form 10-QSB	Prospero Minerals Corp.	Page 2

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at March 31, 2007
Common Stock - $0.0001 par value	100,713,941

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [ X ]

Form 10-QSB	Prospero Minerals Corp.	Page 3

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

PROSPERO MINERALS CORP.

(A Exploration Stage Company)

Yearly Report on Form 10-QSB for the

 Period Ending March 31, 2007

Table of Contents

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Prospero Minerals Corp.’s unaudited financial statements for the year ended March 31, 2007 are included with this Form 10-QSB. The unaudited financial statements for the year ended March 31, 2007 include:

Condensed Consolidated Balance Sheets:

March 31, 2007 and March 31, 2006

Condensed Consolidated Statements of Losses:

Three and Twelve Months Ended March 31, 2007 and 2006

For the Period July 23, 2002 (Date of Inception) through March 31, 2007

Condensed Consolidated Statements of Deficiency in Stockholders’ Equity

For the period July 23, 2002 (Date of Inception) through March 31, 2007

Condensed Consolidated Statements of Cash Flows:

Twelve Months Ended March 31, 2007 and 2006

For the Period July 23, 2002 (Date of Inception) through March 31, 2007

Notes to Unaudited Condensed Consolidated Financial Information:

March 31, 2007

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

Form 10-QSB	Prospero Minerals Corp.	Page 5

PROSPERO MINERALS CORP.
(A EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Unaudited)
	March 31, 2007	March 31,2006
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalent	$19	$53,855
Accounts Receivable	-	40,000
Deposit	400	400
Sub Total	419	94,255
Capital Assets, (net of accumulated depreciation of $31,781)	845,218	423,618

TOTAL ASSETS	$845,637	$517,873

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payables	$1,029,577	$112,447
Accurred Liabilities	819,008
Advances from related parties (Note B)	649,080	170,779
TOTAL CURRENT LIABILITIES	2,497,665	283,226

(DEFICIENCY IN) STOCKHOLDERS' EQUITY
Preferred Stock, par value $.001 per share; 10,000,000 shares authorized; none issued and outstanding at December 31, 2006 and March 31, 2006. (Note C)
Common stock, par value $.0001 per share; 290,000,000 shares authorized; 100,713,941 shares issued and outstanding at December 31, 2006 and March 31, 2006. (Note C)	100,714	89,271
Additional paid-in-capital	721,861	429,466
Shares Subscribed		227,116
Accumulated deficit during exploration stage	(2,472,604)	(511,206)
(Deficiency) in Stockholders' Equity	(1,652,028)	(234,647)

Total Liabilities and (Deficiency in) Stockholders' Equity	$845,637	$517,873

See accompanying notes to the unaudited condensed consolidated financial information

Form 10-QSB	Prospero Minerals Corp.	Page 6

PROSPERO MINERALS CORP.
(A EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF LOSSES

	For the twelve months ended March. 31		For the thre months ended March 31,		For the period from July 23, 2002 (date of inception) through March 31, 2007
	2007	2006	2007
Costs and Expenses:
General and Administrative	$ 1,307,581	$ 357,540	$165,545	$	1,818,788
Mineral Exploration	653,818				653,818
Total Operating Expense	1,961,397	357,540	165,545		-2,472,604
Loss from Operations	1,961,397	357,540	165,545		-2,472,604

Net Loss	$ -1,961,397	$ -357,540	$-165,545	$	-2,472,604

Loss per common share (basic and assuming dilution)	$ (0.0001)	(0.04)	(0.0001)

Weighted average common shares outstanding	100,713,941

See accompanying notes to the unaudited condensed consolidated financial information

Form 10-QSB	Prospero Minerals Corp.	Page 7

PROSPERO MINERALS CORP.
(A EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
FOR THE PERIOD JULY 23, 2002 (DATE OF INCEPTION) TO MARCH 31, 2007

	Common Shares	Stock Amount	Additional Paid-in Capital		Deficit Accumulated During Exploration Stage	Total
Issuance of common stock in July 2002 for cash at $0.01 per share	5,500,000	$5,500	$49,500		$-	$55,000
Shares issued in August 2002 for cash at $.01 per share, net of costs	3,760,000	3,760	33,840		-	37,600
Shares issued in February 2003 for cash at $.50 per share, net of costs	10,500	11	5,526		-	5,537
Net Loss	-	-	-		(5,324)	(5,324)
Balance at March 31, 2003	9,270,500	9,271	88,866		(5,324)	92,813
Net loss	-	-	-		(86,266)	(86,266)
Balance at March 31, 2004	9,270,500	9,271	88,866		(91,590)	6,547
Net loss	-	-	-		(62,076)	(62,076)
Balance at March 31, 2005	9,270,500	9,271	88,866		(153,666)	(55,529)
Net loss	-	-	-		(17,886)	(17,886)
Balance at June 30, 2005	9,270,500	9,271	88,866		(171,552)	(73,415)
Net Loss					(339,654)	(339,654)
Balance at March 31, 2006	89,270,500	89,271	429,466		(511,206)	7,531
Net Loss					(604,614)	(604,614)
Shares Issued	198,441	198	291,395			291,593
Balance at June 30, 2006	89,468,941	89,469	720,861		(1,115,820)	(305,490)
Net Loss					(987,368)	(987,368)
Balance at September 30, 2006	89,468,941	$89,469	$720,861	$	(2,103,188)	$(1,292,858)
Net Loss					(203,871)	(203,871)
Shares Issued	11,245,000	11,245	1,000			12,245
Balance at December 31, 2006	100,713,941	100,714	721.861		(2,307,059)	(1,484,484)
Net Loss					(165,545)	(165,545)
Balance at March 31, 2007	100,713,941	100,714	721,861		(2,472,604)	(1652,028))

See accompanying notes to the unaudited condensed consolidated financial information

Form 10-QSB	Prospero Minerals Corp.	Page 8

PROSPERO MINERALS CORP.
(A EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the twelve months ended March. 31,		For the period from July 23, 2002 (date of inception) through March. 31, 2007
	2007	2006
INCREASE (DECREASE) IN CASH AND EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from exploration stage operations	$(1,961,397)	$(357,540)	$(2,472,604)
Depreciation and Amortization	42,375	135	42,375
Adjustments to reconcile net loss from exploration stage operations to cash used for operating activities:
Prepaid and Deposits
Accounts Receivable	40,000		40,000
Accounts payable and accrued expenses	917,130	56,208	1,029,579
NET CASH (USED IN) OPERATING ACTIVITIES	(961,892)	(301,197)	(1,360,650)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and stock subscription, net of costs	64,477	227,116	810,330
Proceeds from related parties advances, net of repayments	1,264,179	125,749	970,939
Payment for assets purchase	(420,600)		(420,600)
NET CASH PROVIDED BY FINANCING ACTIVITIES	908,056	352,865	1,360,669
NET CASH USED IN INVESTING ACTIVITIES		(3151)
NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS	(53,836)	48,517	19

Cash and cash equivalents at the beginning of the period	53,855	5,338	0-

Cash and cash equivalents at the end of the period	$19	$53,855	$19

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	-	-	-
Income taxes paid	-	-	-

See accompanying notes to the unaudited condensed consolidated financial information

Form 10-QSB	Prospero Minerals Corp.	Page 9

PROSPERO MINERALS CORP.

(A Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION

MARCH 31, 2007

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

Business and Basis of Presentation

Prospero Minerals Corp. (the “Company”) was reincorporated under the laws of the State of Nevada on July 23, 2002. On May 2003, the Company acquired all of the issued and outstanding shares of CMC Exploration Corp., a British Columbia company. At March 31, 2007 CMC Exploration Corp was dormant. The Company has been in the gold, silver and other mineral exploration business since its formation. The Company has not commenced significant operations and is considered a development stage Company, as defined by Statement of Financial Accounting Standards No. 7 (“SFAS 7”). To date the Company has not generated any revenues, has incurred expenses, and has sustained losses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through March 31, 2007, the Company has accumulated losses of $2,472,604.

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

MARCH 31, 2006

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

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123R (revised 2004), “Share-Based Payment” which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. Statement 123R supersedes APB opinion No. 25, “Accounting for Stock Issued to Employees”, and amends FASB Statement No. 95, “Statement of Cash Flows”. Generally, the approach in Statement 123R is similar to the approach described in Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. On April 14, 2005, the SEC amended the effective date of the provisions of this statement. The effect of this amendment by the SEC is that the Company will have to comply with Statement 123R and use the Fair Value based method of accounting no later than the its last quarter of fiscal 2007. Management has not determined the impact that this statement will have on Company's consolidated financial statements.

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

New Accounting Pronouncements

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143,” which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The Company is required to adopt the provisions of FIN 47 no later than the last quarter of its fiscal 2007. The Company does not expect the adoption of this Interpretation to have a material impact on its consolidated financial position, results of operations or cash flows.

Form 10-QSB	Prospero Minerals Corp.	Page 11

PROSPERO MINERALS CORP.

(A Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION

MARCH 31, 2007

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

NOTE B - ADVANCES FROM RELATED PARTIES

During the three and nine months ended December 31, 2006 and the year ended March 31, 2006, entities controlled by the Company’s directors advanced funds to the Company for working capital purposes. Total amount due to related parties amounted $649,080 and $170,779 at March  31, 2007 and March 31, 2006, respectively. The amounts advanced are unsecured, non-interest bearing and have no specific terms of repayment.

NOTE C - CAPITAL STOCK

The Company is authorized to issue 290,000,000 shares of common stock with par value of $.0001 per share. As of March 31, 2007 and June 30, 2006, the Company has no preferred stock issued and outstanding. The Company has 100,713,941 and 189,286,059 shares of common stock issued and outstanding at March 31, 2007 and September 30, 2006 respectively.

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

Due to a lack of funding, Prospero was largely dormant during the twelve months ended December 31, 2006 and carried on minimal business, consisting of primarily administrative.  Prospero did not carry on any work related to the Thor Group mineral claims.

Form 10-QSB	Prospero Minerals Corp.	Page 13

Results of Operations

Prospero did not earn any revenues from inception through the reporting period ending March 31, 2007. Prospero does not anticipate earning revenues until such time as it has entered into commercial production of its mineral properties. Prospero has deferred the proposed drilling program on the Thor Group mineral claims until it has sufficient funding to proceed. Prospero has not yet determined whether the results of Phase 1 claims of the mineral exploration program on the Thor Group mineral are sufficiently positive to enable Prospero to proceed with further exploration programs. Prospero can provide no assurance that it will discover commercially exploitable levels of mineral resources on its properties, or if such resources are discovered, that Prospero will enter into commercial production of its mineral properties.

Prospero incurred expenses in the amount of $1,961,397, for the twelve month period March 31, 2007. From the period on inception on July 23, 2002 to March 31, 2007, Prospero incurred expenses in the amount of $2,472,604. These operating expenses were primarily related to professional fees in connection with Prospero’s corporate organization relating to audit fees and legal fees. Prospero anticipates its operating expenses will increase as it undertakes its plan of operations, provided further exploration is recommended. This increase will be attributable to further geological exploration and the professional fees associated with complying with the reporting requirements under the Securities Exchange Act of 1934 .

Prospero incurred a loss in the amount of $1,961,397 for the twelve month period ended March 31, 2007 and a loss in the amount of $2,472,604 for the period from inception of July 23, 2002 through March 31, 2007.  Prospero’s loss was entirely attributable to general and administrative expenses, which included operating expenses and professional fees.

Form 10-QSB	Prospero Minerals Corp.	Page 14

Liquidity and Capital Resources

Prospero had cash of $19 as of March 31, 2007, compared to cash in the amount of $53,855 as of its fiscal year end on March 31, 2006. Prospero had a working capital deficit of ($2,472,604) as of March 31, 2007, compared to working capital deficit of $511,206 as of March 31, 2006. Prospero’s liabilities as of  March 31, 2007, total $2,497,665  relate to advances from related parties, accounts payable and accrued liabilities, including professional fees for legal and audit services.

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

Prospero had cash in the amount of $19 as of  March 31, 2007. Prospero’s total expenditures over the next twelve months are anticipated to be approximately $1.4 Million dollars. Prospero does not have plans to purchase any significant equipment or change the number of its employees during the next twelve months. Accordingly, over the next twelve months, Prospero will need to obtain additional financing in the event that further exploration is recommended.

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

Form 10-QSB	Prospero Minerals Corp.	Page 15

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

   Dated:   June 28, 2007

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

Date:  June 28, 2007

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

June 28 2007