Form 10QSB/A
period 2006-06-30
PROSPERO MINERALS CORP.
filed 2007-07-03
CIK 1243741

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

Page – 1

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

Page – 2

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

Page – 3

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

Page – 4

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

Page – 5

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

Page – 6

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

Page – 7

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

Page – 8

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

Page – 9

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

Page – 10

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

Page – 11

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

Page – 12

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

Page – 13

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

Page – 14

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

Page – 15

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Prospero Minerals Corp. has caused this report to be signed on its behalf by the undersigned duly authorized person.

PROSPERO MINERALS CORP.

   By:         /s/ Didier Llinas

   Name:   Didier Llinas

   Title :   Director

   Dated:  August 19, 2006

Page – 16

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

Page – 18

Exhibit 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Prospero Minerals Corp. (“Prospero”) on Form 10-QSB for the period ending June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Didier Llinas, a member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of Prospero.

/s/ Didier Llinas

Didier Llinas
Director

August 19, 2006

Page - 20