Form 10QSB/A
period 2006-09-30
PROSPERO MINERALS CORP.
filed 2007-07-03
CIK 1243741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes  ___ No  X

APPLICABLE ONLY TO CORPORATE ISSUERS

Form 10-QSB/A	Prospero Minerals Corp.	Page 2

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at November 9, 2006
Common Stock - $0.001 par value	89,468,941

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [ X ]

Form 10-QSB/A	Prospero Minerals Corp.	Page 3

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

PROSPERO MINERALS CORP.

(A Exploration Stage Company)

Quarterly Report on Form 10-QSB/A for the

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

Item 3. Controls and Procedures

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits

Form 10-QSB/A	Prospero Minerals Corp.	Page 4

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

Form 10-QSB/A	Prospero Minerals Corp.	Page 5

PROSPERO MINERALS CORP.
(A EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)	(Unaudited)

	September 30, 2006	March 31, 2006
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalent	$2,544	$53,855
Accounts Receivable	-	40,000
Deposit	400	400
Sub Total	2,944	94,255
Capital Assets, (net of accumulated depreciation of $21,187)	823,031	423,618

TOTAL ASSETS	$825,975	$517,873

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,469,750	$112,447
Advances from related parties (Note B)	649,083	170,779
TOTAL CURRENT LIABILITIES	2,118,833	283,226

(DEFICIENCY IN) STOCKHOLDERS' EQUITY
Preferred Stock, par value $.001 per share; 10,000,000 shares authorized; none issued and outstanding at September 30, 2006 and March 31, 2006. (Note C)
Common stock, par value $.001 per share; 90,000,000 shares authorized; 89,468,911 shares issued and outstanding at September 30, 2006 and March 31, 2006. (Note C)	89,469	89,271
Additional paid-in-capital	720,861	429,466
Shares Subscribed		227,116
Accumulated deficit during exploration stage	(2,103,188)	(511,206)
(Deficiency) in Stockholders' Equity	(1,292,858)	(234,647)

Total Liabilities and (Deficiency in) Stockholders' Equity	$825,975	$517,873

See accompanying notes to the unaudited condensed consolidated financial information

Form 10-QSB/A	Prospero Minerals Corp.	Page 6

PROSPERO MINERALS CORP.
(A EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF LOSSES

For the six months ended Sept. 30	For the three months ended Sept. 30	For the period from July 23, 2002 (date of inception) through September 30, 2006

2006	2005	2006	2005

Costs and Expenses:

General and Administrative	$ 938,164	$ 61,360	$596,992	$ 43,494	$1,712,812
Mineral Exploration	653,818		390,376		390,376
Total Operating Expense	1,591,982	61,360	987,368	43,494	2,103,188
Loss from Operations	1,591,982	61,360	987,368	43,494	2,103,188

Net Loss	$ 1,591,982	$ 61,360	$987,368	$ 43,494	$2,103,188

Loss per common share (basic and assuming dilution)	$ (0.02)	$ (0.01)	$(0.01)	$ (0.00)

Weighted average common shares outstanding	89,369,706	9,270,500	89,369,706	9,270,500

See accompanying notes to the unaudited condensed consolidated financial information

Form 10-QSB/A	Prospero Minerals Corp.	Page 7

PROSPERO MINERALS CORP.
(A EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
FOR THE PERIOD JULY 23, 2002 (DATE OF INCEPTION) TO SEPTEMBER 30, 2006

	Common Shares	Stock Amount	Additional Paid-in Capital		Deficit Accumulated During Exploration Stage	Total
Issuance of common stock in July 2002 for cash at $0.01 per share	5,500,000	$5,500	$49,500		$-	$55,000
Shares issued in August 2002 for cash at $.01 per share, net of costs	3,760,000	3,760	33,840		-	37,600
Shares issued in February 2003 for cash at $.50 per share, net of costs	10,500	11	5,526		-	5,537
Net Loss	-	-	-		(5,324)	(5,324)
Balance at March 31, 2003	9,270,500	9,271	88,866		(5,324)	92,813
Net loss	-	-	-		(86,266)	(86,266)
Balance at March 31, 2004	9,270,500	9,271	88,866		(91,590)	6,547
Net loss	-	-	-		(62,076)	(62,076)
Balance at March 31, 2005	9,270,500	9,271	88,866		(153,666)	(55,529)
Net loss	-	-	-		(17,886)	(17,886)
Balance at June 30, 2005	9,270,500	9,271	88,866		(171,552)	(73,415)
Net Loss					(339,654)	(339,654)
Balance at March 31, 2006	89,270,500	89,271	429,466		(511,206)	7,531
Net Loss					(604,614)	(604,614)
Shares Issued	198,441	198	291,395			291,593
Balance at June 30, 2006	89,468,941	89,469	720,861		(1,115,820)	(305,490)
Net Loss					(987,368)	(987,368)
Balance at September 30, 2006	89,468,941	$89,469	$720,861	$	(2,103,188)	$(1,292,858)

See accompanying notes to the unaudited condensed consolidated financial information

Form 10-QSB/A	Prospero Minerals Corp.	Page 8

PROSPERO MINERALS CORP.
(A EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended Sept. 30	For the period from July 23, 2002 (date of inception) through Sept. 30, 2006

2006	2005

INCREASE (DECREASE) IN CASH AND EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from exploration stage operations	$(1,591,982)	$(61,360)	$(2,103,188)
Depreciation and Amortization	21187		21,187
Adjustments to reconcile net loss from exploration stage operations to cash used for operating activities:
Changes in assets and liabilities:
Accounts Receivable	40,000	(726)	40,000
Accounts payable and accrued expenses	1,357,303	21,428	1,469,752
NET CASH (USED IN) OPERATING ACTIVITIES	(173,492)	(40,658)	(572,249)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and stock subscription, net of costs	64,477	-	810,330
Proceeds from related parties advances, net of repayments	478,304	35,320	185,063
Payment for assets purchase	(420,600)		(420,600)
NET CASH PROVIDED BY FINANCING ACTIVITIES	122,171	35,320	574,793

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS	(51,311)	(5,338)	2,544

Cash and cash equivalents at the beginning of the period	53,855	5,338	0-

Cash and cash equivalents at the end of the period	$2,544	$0-	$2,544

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	-	-	-
Income taxes paid	-	-	-

See accompanying notes to the unaudited condensed consolidated financial information

Form 10-QSB/A	Prospero Minerals Corp.	Page 9

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

Form 10-QSB/A	Prospero Minerals Corp.	Page 10

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

Form 10-QSB/A	Prospero Minerals Corp.	Page 11

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

Form 10-QSB/A	Prospero Minerals Corp.	Page 12

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

Form 10-QSB/A	Prospero Minerals Corp.	Page 13

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

Prospero incurred expenses in the amount of  $1,357,303, for the six month period September 30, 2006. From the period on inception on July 23, 2002 to September 30, 2006, Prospero incurred expenses in the amount of $1,469,752. These operating expenses were primarily related to professional fees in connection with Prospero’s corporate organization relating to audit fees and legal fees. Prospero anticipates its operating expenses will increase as it undertakes its plan of operations, provided further exploration is recommended. This increase will be attributable to further geological exploration and the professional fees associated with complying with the reporting requirements under the Securities Exchange Act of 1934 .

Prospero incurred a loss in the amount of $1,591,982 for the six month period ended September 30, 2006 and a loss in the amount of $2,103,188 for the period from inception of July 23, 2002 through September 30, 2006. Prospero’s loss was entirely attributable to general and administrative expenses, which included operating expenses and professional fees.

Form 10-QSB/A	Prospero Minerals Corp.	Page 14

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

As a result of a lack of funding, Prospero has been dormant and thus, no further work has been conducted or completed on the Thor Claims.

Form 10-QSB/A	Prospero Minerals Corp.	Page 16

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

Inflation

Prospero does not believe that inflation will have a material impact on its future operations.

Off-Balance Sheet Arrangements

Prospero does not have any off-balance sheet arrangements.

Form 10-QSB/A	Prospero Minerals Corp.	Page 17

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

Defaults Upon Securities

None.

Item 4.

Submission of Matters to a Vote of Security Holders

None.

Item 5.

Other Information

None.

Form 10-QSB/A	Prospero Minerals Corp.	Page 18

Item 6.  Exhibits

(a)

Index to and Description of Exhibits

Exhibit	Description	Status
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Prospero Minerals Corp. has caused this report to be signed on its behalf by the undersigned duly authorized person.

PROSPERO MINERALS CORP.

By:/s/ Darvie D. Fenison

   Name:  Dr. Darvie D. Fenison

   Title :   Chief Executive Officer

   Dated:   November 10 , 2006

Form 10-QSB/A	Prospero Minerals Corp.	Page 19

Exhibit 31

Form 10-QSB/A	Prospero Minerals Corp.	Page 20

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

Date:  November 10, 2006

By:/s/ Dr. Darvie Fenison

Dr. Darvie Fenison
Chief Executive Officer and Chief Financial Officer

Form 10-QSB/A	Prospero Minerals Corp.	Page 21

Exhibit 32

Form 10-QSB/A	Prospero Minerals Corp.	Page 22

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