Form 10-K
period 2007-03-31
PROSPERO MINERALS CORP.
filed 2007-07-27
CIK 1243741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ]	ANNUAL REPORT UNDER SECTION 13 0R 15( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the yearly period ended    March 31, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes  ___ No  X

APPLICABLE ONLY TO CORPORATE ISSUERS

Form 10-K	Prospero Minerals Corp.	Page 2

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at March 31, 2007
Common Stock - $0.0001 par value	100,713,941

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [ X ]

Form 10-K	Prospero Minerals Corp.	Page 3

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

PROSPERO MINERALS CORP.

(A Exploration Stage Company)

Yearly Report on Form 10-K for the

 Period Ending March 31, 2007

Table of Contents

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Prospero Minerals Corp.’s unaudited financial statements for the year ended March 31, 2007 are included with this Form 10-K. The unaudited financial statements for the year ended March 31, 2007 include:

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

Item 3. Controls and Procedures

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits

Form 10-K	Prospero Minerals Corp.	Page 4

The financial statements have been prepared in accordance with the instructions to Form 10-K and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended December 31, 2006 are not necessarily indicative of the results that can be expected for the fiscal year ending March 31, 2007.

Form 10-K	Prospero Minerals Corp.	Page 5

LAWRENCE SCHARFMAN & CO., CPA PC
Certified Public Accounts

18 E SUNRISE HIGHWAY,#203	9608 HONEY BELL CIRCLE
Freeport, NY 11520	Boynton Beach, Fl. 33437
Telephone (516 - 771-5900)	Telephone (561-733-0296)
Facsimile (516 - 771-2598)	Facsimile (561-470-0613)

PROSPERO MINERALS CORP.
Ms. Etoile Pinder,Chief Financial Officer
575 Madison Avenue 10th Floor
New York New York,10022-2511

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying Balance Sheet of Prospero Minerals Corp, as of March 31,2007 and the related satements of Operations , Changes in
Stockholders Equity and Cash Flows for the year then ended. These statements are the responsibility of management.Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company
Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial presentation.
We believe that our audit provided a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The company's existence is dependent upon management's ability to develop profitable operations.Management anticipates the Company will attain profitable status and liquidity through continued
developing,marketing and selling of its products and services.

In our opinion , the financial statements referred to above present fairly, in all material respects , the financial position of Prospero Minerals Corp. as of
March 31,2007 and the results of operations and cash flows for the year then ended in conformity with generally accepted in conformity with generally accepted accounting principles.

Lawrence Scharfman CPA
June 22,2007

Member:
American Institute CPAS	Florida Institute CPAS
Licensed in Florida & New York

Form 10-K	Prospero Minerals Corp.	Page 6

PROSPERO MINERALS CORP.
(A EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Unaudited)
	March 31, 2007	March 31,2006
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalent	$19	$53,855
Accounts Receivable	-	40,000
Deposit	400	400
Sub Total	419	94,255
Capital Assets, (net of accumulated depreciation of $31,781)	845,218	423,618

TOTAL ASSETS	$845,637	$517,873

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payables	$1,029,577	$112,447
Accurred Liabilities	819,008
Advances from related parties (Note B)	649,080	170,779
TOTAL CURRENT LIABILITIES	2,497,665	283,226

(DEFICIENCY IN) STOCKHOLDERS' EQUITY
Preferred Stock, par value $.001 per share; 10,000,000 shares authorized; none issued and outstanding at December 31, 2006 and March 31, 2006. (Note C)
Common stock, par value $.0001 per share; 290,000,000 shares authorized; 100,713,941 shares issued and outstanding at December 31, 2006 and March 31, 2006. (Note C)	100,714	89,271
Additional paid-in-capital	721,861	429,466
Shares Subscribed		227,116
Accumulated deficit during exploration stage	(2,472,604)	(511,206)
(Deficiency) in Stockholders' Equity	(1,652,028)	(234,647)

Total Liabilities and (Deficiency in) Stockholders' Equity	$845,637	$517,873

See accompanying notes to the unaudited condensed consolidated financial information

Form 10-K	Prospero Minerals Corp.	Page 7

PROSPERO MINERALS CORP.
(A EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF LOSSES

	For the twelve months ended March. 31					For the period from July 23, 2002 (date of inception) through March 31, 2007
	2007	2006
Costs and Expenses:
General and Administrative	$ 1,307,581	$ 357,540			$	1,818,788
Mineral Exploration	653,818					653,818
Total Operating Expense	1,961,397	357,540				-2,472,604
Loss from Operations	1,961,397	357,540				-2,472,604

Net Loss	$ -1,961,397	$ -357,540	$		$	-2,472,604

Loss per common share (basic and assuming dilution)	$ (0.0001)	(0.04)		(0.0001)

Weighted average common shares outstanding	100,713,941

See accompanying notes to the unaudited condensed consolidated financial information

Form 10-K	Prospero Minerals Corp.	Page 8

PROSPERO MINERALS CORP.
(A EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
FOR THE PERIOD JULY 23, 2002 (DATE OF INCEPTION) TO MARCH 31, 2007

	Common Shares	Stock Amount	Additional Paid-in Capital		Deficit Accumulated During Exploration Stage	Total
Issuance of common stock in July 2002 for cash at $0.01 per share	5,500,000	$5,500	$49,500		$-	$55,000
Shares issued in August 2002 for cash at $.01 per share, net of costs	3,760,000	3,760	33,840		-	37,600
Shares issued in February 2003 for cash at $.50 per share, net of costs	10,500	11	5,526		-	5,537
Net Loss	-	-	-		(5,324)	(5,324)
Balance at March 31, 2003	9,270,500	9,271	88,866		(5,324)	92,813
Net loss	-	-	-		(86,266)	(86,266)
Balance at March 31, 2004	9,270,500	9,271	88,866		(91,590)	6,547
Net loss	-	-	-		(62,076)	(62,076)
Balance at March 31, 2005	9,270,500	9,271	88,866		(153,666)	(55,529)
Net loss	-	-	-		(17,886)	(17,886)
Balance at June 30, 2005	9,270,500	9,271	88,866		(171,552)	(73,415)
Net Loss					(339,654)	(339,654)
Balance at March 31, 2006	89,270,500	89,271	429,466		(511,206)	7,531
Net Loss					(604,614)	(604,614)
Shares Issued	198,441	198	291,395			291,593
Balance at June 30, 2006	89,468,941	89,469	720,861		(1,115,820)	(305,490)
Net Loss					(987,368)	(987,368)
Balance at September 30, 2006	89,468,941	$89,469	$720,861	$	(2,103,188)	$(1,292,858)
Net Loss					(203,871)	(203,871)
Shares Issued	11,245,000	11,245	1,000			12,245
Balance at December 31, 2006	100,713,941	100,714	721.861		(2,307,059)	(1,484,484)
Net Loss					(165,545)	(165,545)
Balance at March 31, 2007	100,713,941	100,714	721,861		(2,472,604)	(1652,028))

See accompanying notes to the unaudited condensed consolidated financial information

Form 10-K	Prospero Minerals Corp.	Page 9

PROSPERO MINERALS CORP.
(A EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the twelve months ended March. 31,		For the period from July 23, 2002 (date of inception) through March. 31, 2007
	2007	2006
INCREASE (DECREASE) IN CASH AND EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from exploration stage operations	$(1,961,397)	$(357,540)	$(2,472,604)
Depreciation and Amortization	42,375	135	42,375
Adjustments to reconcile net loss from exploration stage operations to cash used for operating activities:
Prepaid and Deposits
Accounts Receivable	40,000		40,000
Accounts payable and accrued expenses	917,130	56,208	1,029,579
NET CASH (USED IN) OPERATING ACTIVITIES	(961,892)	(301,197)	(1,360,650)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and stock subscription, net of costs	64,477	227,116	810,330
Proceeds from related parties advances, net of repayments	1,264,179	125,749	970,939
Payment for assets purchase	(420,600)		(420,600)
NET CASH PROVIDED BY FINANCING ACTIVITIES	908,056	352,865	1,360,669
NET CASH USED IN INVESTING ACTIVITIES		(3151)
NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS	(53,836)	48,517	19

Cash and cash equivalents at the beginning of the period	53,855	5,338	0-

Cash and cash equivalents at the end of the period	$19	$53,855	$19

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	-	-	-
Income taxes paid	-	-	-

See accompanying notes to the unaudited condensed consolidated financial information

Form 10-K	Prospero Minerals Corp.	Page 10

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three month period ended December 31, 2006, are not necessarily indicative of the results that may be expected for the year ended March 31, 2007. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated March 31, 2006 financial statements and footnotes thereto included in the Company's SEC Form 10-K.

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

Form 10-K	Prospero Minerals Corp.	Page 11

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

Form 10-K	Prospero Minerals Corp.	Page 12

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

Form 10-K	Prospero Minerals Corp.	Page 13

Forward Looking Statements

This report on Form 10-K contains certain forward-looking statements within the meaning of Section 21e of the Securities Exchange Act of 1934 , as amended, and other applicable securities laws. All statements other than statements of historical fact are “ forward-looking statements ” for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or explorations; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

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

Form 10-K	Prospero Minerals Corp.	Page 14

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

Inflation

Prospero does not believe that inflation will have a material impact on its future operations.

Off-Balance Sheet Arrangements

Prospero does not have any off-balance sheet arrangements.

Form 10-K	Prospero Minerals Corp.	Page 15

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

(b)

Changes in internal controls.

The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the fiscal year covered by this annual report, and they have concluded that there was no change to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Form 10-K	Prospero Minerals Corp.	Page 16

Item 6.  Exhibits

(a)

Index to and Description of Exhibits

Exhibit	Description	Status
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Prospero Minerals Corp. has caused this report to be signed on its behalf by the undersigned duly authorized person.

PROSPERO MINERALS CORP.

By:/s/ Etoile Pinder

   Name:  Etoile Pinder

   Title :   Chief Financial Officer

   Dated:   June 28, 2007

Form 10-K	Prospero Minerals Corp.	Page 17

Exhibit 31

Form 10-K	Prospero Minerals Corp.	Page 18

PROSPERO MINERALS CORP.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Etoile Pinder, certify that:

1.   I have reviewed this yearly report on Form 10-K of Prospero Minerals Corp.;

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

Date:  June 28, 2007

By:/s/ Etoile Pinder

Ms. Etoile Pinder
Chief Financial Officer

Form 10-K	Prospero Minerals Corp.	Page 19

Exhibit 32

Form 10-K	Prospero Minerals Corp.	Page 20

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Yearly Report of Prospero Minerals Corp. (“Prospero”) on Form 10-K for the period ending March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Etoile Pinder, Chief Financial Officer, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of Prospero.

By:/s/ Etoile Pinder

Ms.  Etoile Pinder
Chief Financial Officer

June 28 2007