Form 10-Q
period 2007-06-30
PROSPERO MINERALS CORP.
filed 2007-07-27
CIK 1243741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the yearly period ended    June 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes  ___ No  X

APPLICABLE ONLY TO CORPORATE ISSUERS

Form 10-Q	Prospero Minerals Corp.	Page 2

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at June 30, 2007
Common Stock - $0.0001 par value	120,713,941

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [ X ]

Form 10-Q	Prospero Minerals Corp.	Page 3

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

PROSPERO MINERALS CORP.

(A Exploration Stage Company)

Quarterly Report on Form 10-Q for the

 Period Ending June 30, 2007

Table of Contents

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Prospero Minerals Corp.’s unaudited financial statements for the quarter ended June 30, 2007 are included with this Form 10-Q. The unaudited financial statements for the quarter ended March 31, 2007 include:

Condensed Consolidated Balance Sheets:

March 31, 2007 and June 30, 2007

Condensed Consolidated Statements of Losses:

Three Months Ended June 30, 2007 and June 30, 2006

For the Period July 23, 2002 (Date of Inception) through June 30, 2007

Condensed Consolidated Statements of Deficiency in Stockholders’ Equity

For the period July 23, 2002 (Date of Inception) through June 30, 2007

Condensed Consolidated Statements of Cash Flows:

Twelve Months Ended June 30, 2007 and 2006

For the Period July 23, 2002 (Date of Inception) through June 30, 2007

Notes to Unaudited Condensed Consolidated Financial Information:

June 30, 2007

Item 2.  Plan of Operation

Item 3. Controls and Procedures

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits

Form 10-Q	Prospero Minerals Corp.	Page 4

The unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended June 30, 2007 are not necessarily indicative of the results that can be expected for the fiscal year ending March 31, 2007. The financial statements have been reviewed and are on file with Prospero’s auditor.

Form 10-Q	Prospero Minerals Corp.	Page 5

PROSPERO MINERALS CORP.
(A EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Unaudited)
	June 30, 2007	March 31,2007
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalent	$120	$19
Subscription Receivables Accounts Receivable	156,912	-

Deposit	400	400
Sub Total	157,432	419
Capital Assets, (net of accumulated depreciation of $52,969)	843,624	845,218

TOTAL ASSETS	$992,056	$845,637

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payables	$1,102,563	$1,029,577
Accrued Liabilities	0	699,008
Advances from related parties (Note B)	0	649,080
TOTAL CURRENT LIABILITIES	1,102,563	2,377,665

(DEFICIENCY IN) STOCKHOLDERS' EQUITY
Preferred Stock, par value $.001 per share; 10,000,000 shares authorized; none issued and outstanding at December 31, 2006 and March 31, 2006. (Note C)
Common stock, par value $.0001 per share; 290,000,000 shares authorized; 100,713,941 and 120,713,941 shares issued and outstanding at March 31, 2007 and June 30, 2006 respectively. (Note C)	2,100,714	100,714
Additional paid-in-capital	721,861	721,861
Shares Subscribed
Accumulated deficit during exploration stage	(2,933,082)	(2,354,603)
(Deficiency) in Stockholders' Equity	(110,507)	(1,532,028)

Total Liabilities and (Deficiency in) Stockholders' Equity	$992,056	$845,637

See accompanying notes to the unaudited condensed consolidated financial information

Form 10-Q	Prospero Minerals Corp.	Page 6

PROSPERO MINERALS CORP.
(A EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF LOSSES

		For the three months ended June 30		For the period from July 23, 2002 (date of inception) through June 30,
		2007	2006	2007
Costs and Expenses:
General and Administrative		$83,479	$341,172	$1,784,265
Mineral Exploration		495,000	263,442	1,148,817
Total Operating Expense		578,479	604,614	-2,933,082

Loss from Operations		-578,479	604,614	-2,933,082

Net Loss	$	- 578,479	$604,614	$-2,933,082

Loss per common share (basic and assuming dilution)		$(.10)	$(0.01)

Weighted average common shares outstanding		120,713,941	89,369,706

See accompanying notes to the unaudited condensed consolidated financial information

Form 10-Q	Prospero Minerals Corp.	Page 7

PROSPERO MINERALS CORP.
(A EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
FOR THE PERIOD JULY 23, 2002 (DATE OF INCEPTION) TO JUNE 30, 2007

	Common Shares	Stock Amount	Additional Paid-in Capital		Deficit Accumulated During Exploration Stage	Total
Issuance of common stock in July 2002 for cash at $0.01 per share	5,500,000	$5,500	$49,500		$-	$55,000
Shares issued in August 2002 for cash at $.01 per share, net of costs	3,760,000	3,760	33,840		-	37,600
Shares issued in February 2003 for cash at $.50 per share, net of costs	10,500	11	5,526		-	5,537
Net Loss	-	-	-		(5,324)	(5,324)
Balance at March 31, 2003	9,270,500	9,271	88,866		(5,324)	92,813
Net loss	-	-	-		(86,266)	(86,266)
Balance at March 31, 2004	9,270,500	9,271	88,866		(91,590)	6,547
Net loss	-	-	-		(62,076)	(62,076)
Balance at March 31, 2005	9,270,500	9,271	88,866		(153,666)	(55,529)
Net loss	-	-	-		(17,886)	(17,886)
Balance at June 30, 2005	9,270,500	9,271	88,866		(171,552)	(73,415)
Net Loss					(339,654)	(339,654)
Balance at March 31, 2006	89,270,500	89,271	429,466		(511,206)	7,531
Net Loss					(604,614)	(604,614)
Shares Issued	198,441	198	291,395			291,593
Balance at June 30, 2006	89,468,941	89,469	720,861		(1,115,820)	(305,490)
Net Loss					(987,368)	(987,368)
Balance at September 30, 2006	89,468,941	$89,469	$720,861	$	(2,103,188)	$(1,292,858)
Net Loss					(203,871)	(203,871)
Shares Issued	11,245,000	11,245	1,000			12,245
Balance at December 31, 2006	100,713,941	100,714	721.861		(2,307,059)	(1,484,484)
Net Loss					(47,544)	(47,544)
Balance at March 31, 2007	100,713,941	100,714	721,861		(2,354,603)	(1,532,028)
Net Loss Shares Issued	20,000,000	2,000,000			(578,479)	(578,479)
						2,000,000
Balance at June 30, 2007	120,713,941	2,100,714	721,861		(2,933,082)	(110,507)

See accompanying notes to the unaudited condensed consolidated financial information

Form 10-Q	Prospero Minerals Corp.	Page 8

PROSPERO MINERALS CORP.
(A EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended June. 30,		For the period from July 23, 2002 (date of inception) through June. 30, 2007
	2007	2006
INCREASE (DECREASE) IN CASH AND EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from exploration stage operations	$(578,479)	$(604,614)	$(2,933,082)
Depreciation and Amortization	52,969	10,594	52,969
Adjustments to reconcile net loss from exploration stage operations to cash used for operating activities:
Prepaid and Deposits
Subscription Receivable	156,912		156,912
Accounts Receivable		34,000	40,000
Accounts payable and accrued expenses	72,986	387,413	1,102,563
NET CASH (USED IN) OPERATING ACTIVITIES	(295,612)	(172,607)	(1,580,638)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and stock subscription, net of costs	-	64,477	810,330
Proceeds from related parties advances, net of repayments		57,702	1,191,028
Payment for assets purchase	-		(420,600)
NET CASH PROVIDED BY FINANCING ACTIVITIES		122,179	1,580,758
NET CASH USED IN INVESTING ACTIVITIES
NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS	101	(50,428)	120

Cash and cash equivalents at the beginning of the period	19	53,855	0-

Cash and cash equivalents at the end of the period	$120	$3,427	$120

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	-	-	-
Income taxes paid	-	-	-

See accompanying notes to the unaudited condensed consolidated financial information

Form 10-Q	Prospero Minerals Corp.	Page 9

PROSPERO MINERALS CORP.

(A Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION

JUNE 30, 2007

(unaudited)

NOTE A-SUMMARY OF ACCOUNTING POLICIES

General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three month period ended June 30, 2007, are not necessarily indicative of the results that may be expected for the year ended March 31, 2008. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated March 31, 2007 financial statements and footnotes thereto included in the Company's SEC Form 10-K.

Business and Basis of Presentation

Prospero Minerals Corp. (the “Company”) was reincorporated under the laws of the State of Nevada on July 23, 2002. On May 2003, the Company acquired all of the issued and outstanding shares of CMC Exploration Corp., a British Columbia company. At June 30, 2007 CMC Exploration Corp was dormant. The Company has been in the gold, silver and other mineral exploration business since its formation. The Company has not commenced significant operations and is considered a development stage Company, as defined by Statement of Financial Accounting Standards No. 7 (“SFAS 7”). To date the Company has not generated any revenues, has incurred expenses, and has sustained losses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through June 30, 2007, the Company has accumulated losses of  $2,933,082.

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

Form 10-Q	Prospero Minerals Corp.	Page 10

PROSPERO MINERALS CORP.

(A Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION

JUNE 30, 2006

(unaudited)

NOTE A-SUMMARY OF ACCOUNTING POLICIES (Continued)

Stock Based Compensation (Continued)

Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended March 31, 2007 and 2006 and will adopt the interim disclosure provisions for its financial reports for the subsequent periods. The Company has no awards of stock-based employee compensation outstanding at June 30, 2007.

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

Form 10-Q	Prospero Minerals Corp.	Page 11

PROSPERO MINERALS CORP.

(A Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION

JUNE 30, 2007

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

NOTE B - ADVANCES FROM RELATED PARTIES

During the three months ended June 30, 2007 and the year ended March 31, 2007, entities controlled by the Company’s directors advanced funds to the Company for working capital purposes. Total amount due to related parties amounted $0 and $649,080 at June 30, 2007 and March 31, 2007, respectively. The amounts advanced are unsecured, non-interest bearing and have no specific terms of repayment.

NOTE C - CAPITAL STOCK

The Company is authorized to issue 290,000,000 shares of common stock with par value of $.0001 per share. As of March 31, 2007 and June 30, 2007, the Company has no preferred stock issued and outstanding. The Company has 100,713,941 and 120,713,941 shares of common stock issued and outstanding at March 31, 2007 and June 30, 2007 respectively.

Item 2. Management’s Plan of Operation.

THE FOLLOWING PRESENTATION OF MANAGEMENT’S PLAN OF OPERATIONS OF PROSPERO MINERALS CORP. SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED HEREIN.

Form 10-Q	Prospero Minerals Corp.	Page 12

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

Form 10-Q	Prospero Minerals Corp.	Page 13

Results of Operations

Prospero did not earn any revenues from inception through the reporting period ending June 30, 2007. Prospero does anticipate earning revenues now that it has entered into commercial production of its mineral properties. Income initially will be derived from the sale of Diamonds from The Noble Minerals and of Emeralds inventory now available for sale from the Brazil mine. Additionally in the second quarter revenue from the production of potable water should be achieved. Prospero can provide no assurance that it will discover commercially exploitable levels of mineral resources on its properties, or if such resources are discovered, that Prospero will enter into commercial production of its mineral properties.

Prospero incurred expenses in the amount of $578,479, for the three month period June 30, 2007. From the period on inception on July 23, 2002 to June 30, 2007, Prospero incurred expenses in the amount of $2,933,082. These operating expenses were primarily related to professional fees in connection with Prospero’s corporate organization relating to audit fees and legal fees. Prospero anticipates its operating expenses will increase as it undertakes its plan of operations, provided further exploration is recommended. This increase will be attributable to further geological exploration and the professional fees associated with complying with the reporting requirements under the Securities Exchange Act of 1934 .

Prospero incurred a loss in the amount of $578,479 for the three month period ended June 30, 2007 and a loss in the amount of $2,933,082 for the period from inception of July 23, 2002 through June 30, 2007.  Prospero’s loss was entirely attributable to general and administrative expenses, which included operating expenses and professional fees.

Liquidity and Capital Resources

Prospero had cash of $120 as of  June 30, 2007, compared to cash in the amount of $19 as of its fiscal year end on March 31, 2007. Prospero had a working capital deficit of ($2,933,082) as of  June 30, 2007, compared to working capital deficit of $1,115,820 as of  June 30, 2006. Prospero’s liabilities as of  June 30, 2007, total $2,933,082  relate to advances from related parties, accounts payable and accrued liabilities, including professional fees for legal and audit services.

Prospero’s independent certified public accountants have stated in their report included in Prospero’s March 31, 2006 Form 10-QSB, that Prospero has not generated revenues and has incurred operating losses and that Prospero is dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about the Prospero’s ability to continue as a going concern.

Prospero had cash in the amount of $120 as of  June 30, 2007. Prospero’s total expenditures over the next twelve months are anticipated to be approximately $1.4 Million dollars. Prospero does have plans to purchase equipment and change the number of its employees based on production of Noble Minerals during the next twelve months.

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

Form 10-Q	Prospero Minerals Corp.	Page 14

Exploration Stage Activities

Prospero has been in the base and precious mineral exploration business since its formation. Prospero has now entered into significant operations through its association with Noble Minerals Corp. and the mining operation in Brazil and is considered an exploration stage company.

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

Inflation

Prospero does not believe that inflation will have a material impact on its future operations.

Off-Balance Sheet Arrangements

Prospero does not have any off-balance sheet arrangements.

Form 10-Q	Prospero Minerals Corp.	Page 15

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

Item 3.

Defaults Upon Securities

None.

Item 4.

Submission of Matters to a Vote of Security Holders

None.

Form 10-Q	Prospero Minerals Corp.	Page 16

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

Notes of Company events for period March 31, 2006 to June 2007

Since the last Annual Report of March 31, 2006, many changes in Corumel Minerals Corp. have taken place. The first being the change of the name to Prospero Minerals Corp., along with a change of the majority shareholders in the Company. This resulted in a change of directors and a complete due diligence of the Company. This due diligence proved to be very difficult when putting all of the facts together. This took many months of legal and accounting work to finally bring the Company where it is today.

A brief history of these events is being recorded in this report so that all shareholders of the Company will be fully aware of the delays and problems that have occurred on getting the Company into production and earning revenue. A positive revenue is expected from the month of July, 2007 forwards.

In April 2006, negotiations for an investor to issue a Five million dollar ($5,000,000) Private Placement Plan to be completed on May 1, 2006 had commenced. Between May 1, 2006 and May 31, 2006, the shares for this Private Placement Plan in the amount of Ten million (10,000,000) shares were to be made available. It was discovered that only 570,819 shares were available from the first Private Placement Plan that had not been sold through this plan.

Arrangements were then made to increase the authorized capital of the Company, which was completed on June 3, 2006. When the paperwork had been completed for this Private Placement transaction, it was discovered that the Lobaye Gold mining operations had been shut down due to non-payment of fees to the government of Central Africa Republic.

Further investigation revealed that a misappropriation of funds by two (2) of the directors responsible for managing Lobaye Gold SARL had taken place. Further confirmation that the accounting figures for Lobaye Gold SARL were not available, and were required to be included and filed for Prospero Minerals Corp. financial year ending March 31, 2006. They were not accepted by the Securities Exchange Commission.

These events created a legal problem as well as a financial problem that reflected that the assets of the Company (the investment in Lobaye Gold mining operations) had literally been lost. This created a problem with the SEC because Prospero Minerals Corp. was unable to file an audited statement for Lobaye Gold SARL within the Annual Report.

In July of 2006, an agreement was reported to have been made with the Ministry of Central Africa Republic that on the payment of the outstanding fines for the ‘Rights’ for the exploration of the mine to Prospero Minerals Corp. would be re-instated. This agreement was completed on or about August 10, 2006 and a new set of documents with the Central Africa Republic were signed.

The day prior to the June 30, 2006 Financial Statement was to be filed, the Company auditor who had verified the period ending March 31, 2006 Financial Statement filing with the Securities Exchange Commission resigned from the Company. This required an appointment of new auditors and attorneys which delayed the process of the filing of the June 30, 2006 Financial Statement. The filing was eventually filed and investigations continued for the establishment of putting the mining operations into production.

A new Board of Directors was appointed and in October of 2006, Prospero Minerals Corp. was once again in the position to proceed with the production of Diamonds and Gold in the Lobaye mining operation.

Form 10-Q	Prospero Minerals Corp.	Page 17

Also during October, 2006 the Company received advice from its SEC attorney who had started negotiations with the SEC as to the exact course of direction Prospero Minerals Corp. had to follow in regards to the accounting for Lobaye Gold SARL. After several weeks of discussions, it was determined that due to the fraudulent actions of the directors who managed the Lobaye Gold mine, that Lobaye Gold SARL could not and would not be accepted as a part of Prospero Minerals Corp. quarterly or annual filings with the SEC.

During November of 2006, further investments were made in the mining operations to attempt a start-up once again. However, in December of 2006, these attempts came to a standstill as the government of Central Africa Republic now demanded a new agreement to be completed and signed along with payment of approximately 1.3 million dollars ($1,300,000) within a five (5) day period ending on December 23rd, 2006. If this payment had not been made, the government would confiscate all mining equipment and vehicles and Prospero Minerals Corp. would lose all ‘Rights’ to its mining operation of Lobaye Gold. Payment was not made and the government confiscated all equipment.

Between December of 2006 and March of 2007, one of the directors of Prospero Minerals Corp. was attempting to put together another group of investors to purchase the mining operations from Prospero Minerals Corp. and several legal documents were presented to the Board of Directors. None of these proposals was accepted by the board because this new group did not have any substantial financial resources to make the payments to the Central Africa Republic as outlined in the proposals.

On March 22, 2007 all members of the Board of Directors resigned and were replaced by two (2) new board members, who represented the majority of the shareholders of Prospero Minerals Corp.

During this same period of time, an investment was made by one of the major shareholders along with a new agreement with the Central Africa Republic for a 25 year lease on the Lobaye mining region. (The old lease cancelled by the government of Central Africa Republic with Lobaye Gold would have expired in March of 2008.) This new lease became effective in March of 2007 and a total of $495,000.00 was paid by the major shareholder to the Central Africa Republic government under the name of Noble Minerals.

Negotiations which began in December of 2006 were being finalized during March with a ‘Trust’ that controlled the production of an Emerald mine in Brazil. These negotiations culminated with the successful signing of an agreement that will allow Prospero Minerals Corp. to sell Emeralds and share the profit with the mine in Brazil. This transaction has been closed as of June 18, 2007. The sale of these Emeralds, along with Diamonds and Gold from Noble Minerals (formally Lobaye Gold) will ensure the future success of Prospero Minerals Corp.

In addition to the restructuring of the mining operations of Prospero Minerals Corp., it should also be noted that in October of 2006, the Company purchased the rights to a water technology which will also be brought on the market through an association of another company technology which will be announced by the end of July. This new technology of production of potable water will be additional revenue for Prospero Minerals Corp. within the next few months.

Latest news on production and Company activities can be found at http://www.prosperomincorp.com

Form 10-Q	Prospero Minerals Corp.	Page 18

Item 6.  Exhibits

(a)

Index to and Description of Exhibits

Exhibit	Description	Status
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Prospero Minerals Corp. has caused this report to be signed on its behalf by the undersigned duly authorized person.

PROSPERO MINERALS CORP.

By:/s/ Etoile Pinder

   Name:  Etoile Pinder

   Title :   Chief Financial Officer

   Dated:   July 25, 2007

Form 10-Q	Prospero Minerals Corp.	Page 19

Exhibit 31

Form 10-Q	Prospero Minerals Corp.	Page 20

PROSPERO MINERALS CORP.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Etoile Pinder, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Prospero Minerals Corp.;

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

Date:  July 25, 2007

By:/s/ Etoile Pinder

Ms. Etoile Pinder
Chief Financial Officer

Form 10-Q	Prospero Minerals Corp.	Page 21

Exhibit 32

Form 10-Q	Prospero Minerals Corp.	Page 22

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