Form 10QSB
period 2007-09-30
PROSPERO MINERALS CORP.
filed 2007-12-10
CIK 1243741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]  QUARTERLY REPORT UNDER SECTION 13 0R 15( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the yearly period ended September 30, 2007

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

212-937-8442
(Issuer’s telephone number)

Check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act [ ] Yes No [ X ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Form 10-Q	Prospero Minerals Corp	Page 2

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at September 30, 2007
Common Stock - $0.0001 par value	120,713,941

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [ X ]

Form 10-Q	Prospero Minerals Corp	Page 3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PROSPERO MINERALS CORP.
(A Exploration Stage Company)

Quarterly Report on Form 10-Q for the
Period Ending September 30, 2007

Table of Contents

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Prospero Minerals Corp.’s unaudited financial statements for the quarter ended September 30, 2007 are included with this Form 10-Q. The unaudited financial statements for the quarter ended March 31, 2007 include:

Condensed Consolidated Balance Sheets:

March 31, 2007 and September 30, 2007

Condensed Consolidated Statements of Losses:
Three Months Ended September 30, 2007 and September 30, 2006
Six Months Ended September 30, 2007 and September 30, 2006
For the Period July 23, 2002 (Date of Inception) through September 30, 2007

Condensed Consolidated Statements of Deficiency in Stockholders’ Equity
For the period July 23, 2002 (Date of Inception) through September 30, 2007

Condensed Consolidated Statements of Cash Flows:
Six Months Ended September 30, 2007 and 2006
For the Period July 23, 2002 (Date of Inception) through September 30, 2007

Notes to Unaudited Condensed Consolidated Financial Information: September 30, 2007

Item 2.	Plan of Operation

Item 3.	Controls and Procedures

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

Form 10-Q	Prospero Minerals Corp	Page 4

The unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended September 30, 2007 are not necessarily indicative of the results that can be expected for the fiscal year ending March 31, 2007. The financial statements have been reviewed and are on file with Prospero’s auditor.

Form 10-Q	Prospero Minerals Corp	Page 5

PROSPERO MINERALS CORP.
(A EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Unaudited)

	September 30, 2007	March 31,2007
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalent	$5,105	$19
Subscription Receivables	156,912
Accounts Receivable		-
Deposit		400
Sub Total	162,017	419
Cavitation	1,000	1,000
Capital Assets, (net of accumulated depreciation of $63,563)	843,624	844,218

TOTAL ASSETS	$986,047	$845,637

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS'
EQUITY
CURRENT LIABILITIES:
Accounts payables	$1,093,319	$1,029,577
Accrued Liabilities	13,469	699,008
Advances from related parties (Note B)		649,080
TOTAL CURRENT LIABILITIES	1,106,788	2,377,665

(DEFICIENCY IN) STOCKHOLDERS' EQUITY
Preferred Stock, par value $.001 per share; 10,000,000 shares authorized; none issued and outstanding at December 31, 2006 and
March 31, 2006. (Note C)
Common stock, par value $.0001 per share; 290,000,000 shares authorized; 100,713,941 and 120,713,941 shares issued and outstanding
at March 31, 2007 and September 30, 2006 respectively. (Note C)	2,100,714	100,714
Additional paid-in-capital	721,861	721,861
Shares Subscribed

Accumulated deficit during exploration stage	(2,943,316)	(2,354,603)
(Deficiency) in Stockholders' Equity	(120,741)	(1,532,028)

Total Liabilities and (Deficiency in) Stockholders' Equity	$986,047	$845,637

See accompanying notes to the unaudited condensed consolidated financial information

Form 10-Q	Prospero Minerals Corp	Page 6

PROSPERO MINERALS CORP.
(A EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF LOSSES

						For the period from July 23, 2002
						(date of inception) through
	For the three months			For the six months		September 30,
	ended September 30			Ended September 30		2007
	2007		2006	2007	2006
Costs and
Expenses:
General and
Administrative	$10,234		$596,992	$93,712	938,164	$1,794,449
Mineral
Exploration			390,368	495,000	653,818	1,148,817
Total Operating
Expense	10,234		987,368	588,713	1,591,982	-2,943,316

Loss from
Operations	-10,234		-987,368	-588,713	1,591,982	-2,943,316

Net Loss	$-	$	- 987.368	-10,234	1,591,982	$-2,943,316

Loss per common
share (basic and
assuming dilution)	$(.10)		$(0.01)	$(.10)

Weighted average
common shares
outstanding	120,713,941		89,369,706	120,713,941

See accompanying notes to the unaudited condensed consolidated financial information

Form 10-Q	Prospero Minerals Corp	Page 7

PROSPERO MINERALS CORP.
(A EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
FOR THE PERIOD JULY 23, 2002 (DATE OF INCEPTION) TO SEPTEMBER 30, 2007

					Deficit
					Accumulated
					During
	Common		Additional		Exploration
	Shares	Stock Amount	Paid-in Capital		Stage	Total
Issuance of common stock
in July 2002 for cash at
$0.01 per share	5,500,000	$5,500	$49,500		$-	$55,000
Shares issued in August
2002 for cash at $.01 per
share, net of costs	3,760,000	3,760	33,840		-	37,600
Shares issued in February
2003 for cash at $.50 per
share, net of costs	10,500	11	5,526		-	5,537
Net Loss	-	-	-		(5,324)	(5,324)
Balance at March 31, 2003	9,270,500	9,271	88,866		(5,324)	92,813
Net loss	-	-	-		(86,266)	(86,266)
Balance at March 31, 2004	9,270,500	9,271	88,866		(91,590)	6,547
Net loss	-	-	-		(62,076)	(62,076)
Balance at March 31, 2005	9,270,500	9,271	88,866		(153,666)	(55,529)
Net loss	-	-	-		(17,886)	(17,886)
Balance at June 30, 2005	9,270,500	9,271	88,866		(171,552)	(73,415)
Net Loss					(339,654)	(339,654)
Balance at March 31, 2006	89,270,500	89,271	429,466		(511,206)	7,531
Net Loss					(604,614)	(604,614)
Shares Issued	198,441	198	291,395			291,593
Balance at June 30, 2006	89,468,941	89,469	720,861		(1,115,820)	(305,490)
Net Loss					(987,368)	(987,368)
Balance at September 30,
2006	89,468,941	$89,469	$720,861	$	(2,103,188)	$(1,292,858)
Net Loss					(203,871)	(203,871)
Shares Issued	11,245,000	11,245	1,000			12,245
Balance at December 31,
2006	100,713,941	100,714	721.861		(2,307,059)	(1,484,484)

Net Loss					(47,544)	(47,544)
Balance at March 31,
2007	100,713,941	100,714	721,861		(2,354,603)	(1,532,028)
Net Loss					(578,479)	(578,479)
Shares Issued	20,000,000	2,000,000				2,000,000
Balance at June 30, 2007	120,713,941	2,100,714	721,861		(2,933,082)	(110,507)

Net Loss
					(10,234)	(10,243)
Balance at September 30,	120,713,941	2,100,714	721,861		(2,943,316)	(120,741)
2007

See accompanying notes to the unaudited condensed consolidated financial information

Form 10-Q	Prospero Minerals Corp	Page 8

PROSPERO MINERALS CORP.
(A EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the period
			from July 23,
			2002 (date of
			inception)
			through
	For the six months ended		September 30,
	September 30,		2007
	2007	2006
INCREASE (DECREASE) IN CASH AND
EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from exploration stage operations	$(588,713)	$(1,591,982)	$(2,943,316)
Depreciation and Amortization	63,563	21,187	63,563
Adjustments to reconcile net loss from exploration stage
operations to cash used for operating activities:
Prepaid and Deposits
Subscription Receivable	156,912		156,912
Accounts Receivable		40,000	40,000
Accounts payable and accrued expenses	77,211	1,357,303	1,107,188
NET CASH (USED IN) OPERATING ACTIVITIES	(291,027)	(173,492)	(1,575,653)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and stock
subscription, net of costs	-	64,477	810,330
Proceeds from related parties advances, net of repayments		478,304	1,191,028
Payment for assets purchase	-		(420,600)
NET CASH PROVIDED BY FINANCING ACTIVITIES		122,179	1,580,758

NET CASH USED IN INVESTING ACTIVITIES

NET (DECREASE) INCREASE IN CASH AND
EQUIVALENTS	5,086	(51,311)	5,105

Cash and cash equivalents at the beginning of the period	19	53,855	0-

Cash and cash equivalents at the end of the period	$5,105	$2,544	$5,105

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	-	-	-
Income taxes paid	-	-	-

See accompanying notes to the unaudited condensed consolidated financial information

Form 10-Q	Prospero Minerals Corp	Page 9

PROSPERO MINERALS CORP.
(A Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
SEPTEMBER 30, 2007
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

Business and Basis of Presentation

Prospero Minerals Corp. (the “Company”) was reincorporated under the laws of the State of Nevada on July 23, 2002. On May 2003, the Company acquired all of the issued and outstanding shares of CMC Exploration Corp., a British Columbia company. At June 30, 2007 CMC Exploration Corp was dormant. The Company has been in the gold, silver and other mineral exploration business since its formation. The Company has not commenced significant operations and is considered a development stage Company, as defined by Statement of Financial Accounting Standards No. 7 (“SFAS 7”). To date the Company has not generated any revenues, has incurred expenses, and has sustained losses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through September 30, 2007, the Company has accumulated losses of $2,943,316.

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

Form 10-Q	Prospero Minerals Corp	Page 10

PROSPERO MINERALS CORP.
(A Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
SEPTEMBER 30, 2006
(unaudited)

NOTE A-SUMMARY OF ACCOUNTING POLICIES (Continued)

Stock Based Compensation (Continued)

Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended March 31, 2007 and 2006 and will adopt the interim disclosure provisions for its financial reports for the subsequent periods. The Company has no awards of stock-based employee compensation outstanding at September 30, 2007.

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

Form 10-Q	Prospero Minerals Corp	Page 11

PROSPERO MINERALS CORP.
(A Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
SEPTEMBER 30, 2007
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

NOTE B - ADVANCES FROM RELATED PARTIES

During the three months ended September 30, 2007 and the year ended March 31, 2007, entities controlled by the Company’s directors advanced funds to the Company for working capital purposes. Total amount due to related parties amounted $13,469 and $649,080 at September 30, 2007 and March 31, 2007, respectively. The amounts advanced are unsecured, non-interest bearing and have no specific terms of repayment.

NOTE C - CAPITAL STOCK

The Company is authorized to issue 290,000,000 shares of common stock with par value of $.0001 per share. As of March 31, 2007 and September 30, 2007, the Company has no preferred stock issued and outstanding. The Company has 100,713,941 and 120,713,941 shares of common stock issued and outstanding at March 31, 2007 and September 30, 2007 respectively.

Item 2. Management’s Plan of Operation.

THE FOLLOWING PRESENTATION OF MANAGEMENT’S PLAN OF OPERATIONS OF PROSPERO MINERALS CORP. SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED HEREIN.

Form 10-Q	Prospero Minerals Corp	Page 12

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

Due to a lack of funding, Prospero was largely dormant during the twelve months ended December 31, 2007 and carried on minimal business, consisting of primarily administrative. Prospero did not carry on any work related to the Thor Group mineral claims.

Form 10-Q	Prospero Minerals Corp	Page 13

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

Prospero incurred expenses in the amount of $588,713, for the three month period September 30, 2007. From the period on inception on July 23, 2002 to September 30, 2007, Prospero incurred expenses in the amount of $2,943,316. These operating expenses were primarily related to professional fees in connection with Prospero’s corporate organization relating to audit fees and legal fees. Prospero anticipates its operating expenses will increase as it undertakes its plan of operations, provided further exploration is recommended. This increase will be attributable to further geological exploration and the professional fees associated with complying with the reporting requirements under the Securities Exchange Act of 1934 .

Prospero incurred a loss in the amount of $10,234 for the three month period ended September 30, 2007 and a loss in the amount of $2,943,316 for the period from inception of July 23, 2002 through September 30, 2007. Prospero’s loss was entirely attributable to general and administrative expenses, which included operating expenses and professional fees.

Form 10-Q	Prospero Minerals Corp	Page 14

Liquidity and Capital Resources

Prospero had cash of $5,105 as of September 30, 2007, compared to cash in the amount of $19 as of its fiscal year end on March 31, 2007. Prospero had a working capital deficit of ($2,943,316) as of September 30, 2007, compared to working capital deficit of $1,469,750 as of September 30, 2006. Prospero’s liabilities as of September 30, 2007, total $2,943,316 relate to advances from related parties, accounts payable and accrued liabilities, including professional fees for legal and audit services.

Prospero’s independent certified public accountants have stated in their report included in Prospero’s March 31, 2007 Form 10-QSB, that Prospero has not generated revenues and has incurred operating losses and that Prospero is dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about the Prospero’s ability to continue as a going concern.

Prospero had cash in the amount of $5,105 as of September 30, 2007. Prospero’s total expenditures over the next twelve months are anticipated to be approximately $1.4 Million dollars. Prospero does have plans to purchase equipment and change the number of its employees based on production of Emeralds during the next twelve months.

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

Exploration Stage Activities

Prospero has been in the base and precious mineral exploration business since its formation. Prospero has now entered into significant operations through its association with the mining operation in Brazil and is considered an exploration stage company.

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

Internal and External Sources of Liquidity

Prospero has funded its operations primarily from the issuance of common stock.

Inflation

Prospero does not believe that inflation will have a material impact on its future operations.

Form 10-Q	Prospero Minerals Corp	Page 15

Off-Balance Sheet Arrangements

Prospero does not have any off-balance sheet arrangements.

Form 10-Q	Prospero Minerals Corp	Page 16

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

Item 2.

Unregistered Sale of Equity Securities and Use of Proceeds

There have been no sales of unregistered securities within the quarter ended September 30, 2007 that would be required to be disclosed pursuant to Item 701 of Regulation S-B.

Item 3.

Defaults Upon Securities

None.

Item 4.

Submission of Matters to a Vote of Security Holders

None.

Form 10-Q	Prospero Minerals Corp	Page 17

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

Notes of Company events for period March 31, 2006 to September 2007

Since the last Annual Report of March 31, 2007, several changes in Prospero Minerals Corp. have taken place.

Negotiations which began in December of 2006 were being finalized during March with a ‘Trust’ that controlled the production of an Emerald mine in Brazil. These negotiations culminated with the successful signing of an agreement that will allow Prospero Minerals Corp. to sell Emeralds and share the profit with the mine in Brazil. This transaction has been closed as of June 18, 2007. The sale of these Emeralds will ensure the future success of Prospero Minerals Corp.

In addition to the restructuring of the mining operations of Prospero Minerals Corp., it should also be noted that in October of 2006, the Company purchased the rights to a water technology which will also be brought on the market through an association of another companies technology. This new technology of production of potable water will be additional revenue for Prospero Minerals Corp. within the next twelve months.

Latest news on production and Company activities can be found at http://www.prosperominerals.com

Form 10-Q	Prospero Minerals Corp	Page 18

Item 6. Exhibits

(a)

Index to and Description of Exhibits

Exhibit	Description	Status
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Prospero Minerals Corp. has caused this report to be signed on its behalf by the undersigned duly authorized person.

PROSPERO MINERALS CORP.

By:/s/ Etoile Pinder

Name: Etoile Pinder
Title : Chief Executive Officer
Dated: December 7, 2007

Form 10-Q	Prospero Minerals Corp	Page 19

Exhibit 31

Form 10-Q	Prospero Minerals Corp	Page 20

PROSPERO MINERALS CORP.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Etoile Pinder, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Prospero Minerals Corp.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.	The small business issuer’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the small business issuer and we have:

a)	designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidatedsubsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	evaluated the effectiveness of the small business issuer’s disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

c)	presented in this report any change in the small business issuer’s internal controls over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internalcontrol over financial reporting; and

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

Date: December 7, 2007

By:/s/ Etoile Pinder

Ms. Etoile Pinder
Chief Executive Officer

Form 10-Q	Prospero Minerals Corp	Page 21

Exhibit 32

Form 10-Q	Prospero Minerals Corp	Page 22

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Prospero Minerals Corp. (“Prospero”) on Form 10-QSB for the period ending September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Etoile Pinder, Chief Executive Officer, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of Prospero.

By:/s/ Etoile Pinder

Ms. Etoile Pinder
Chief Executive Officer
December 7, 2007