Form 10QSB
period 2007-12-31
PROSPERO MINERALS CORP.
filed 2008-01-09
CIK 1243741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 0R 15( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the yearly period ended December 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ___ No X

APPLICABLE ONLY TO CORPORATE ISSUERS

Form 10-Q	Prospero Minerals Corp.	Page 2

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at December 31, 2007
Common Stock - $0.0001 par value	172,713,941

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [ X ]

Form 10-Q	Prospero Minerals Corp.	Page 3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PROSPERO MINERALS CORP.
(A Exploration Stage Company)

Quarterly Report on Form 10-Q for the
Period Ending December 31, 2007

Table of Contents

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
Prospero Minerals Corp.’s unaudited financial statements for the quarter ended December 31, 2007 are included with this
Form 10-Q. The unaudited financial statements for the quarter ended December, 2007 include:

Condensed Consolidated Balance Sheets:

March 31, 2007 and December 31, 2007

Condensed Consolidated Statements of Losses:
Three Months Ended December 31, 2007 and December 31, 2006
Nine Months Ended December 31, 2007 and December 31, 2006
For the Period July 23, 2002 (Date of Inception) through December 31, 2007

Condensed Consolidated Statements of Deficiency in Stockholders’ Equity
For the period July 23, 2002 (Date of Inception) through December 31, 2007

Condensed Consolidated Statements of Cash Flows:
Nine Months Ended December 31, 2007 and 2006
For the Period July 23, 2002 (Date of Inception) through December 31, 2007

Notes to Unaudited Condensed Consolidated Financial Information:
December 31, 2007

	Item 2.	Plan of Operation

	Item 3.	Controls and Procedures

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	Item 3.	Defaults Upon Senior Securities

	Item 4.	Submission of Matters to a Vote of Security Holders

	Item 5.	Other Information

	Item 6.	Exhibits

Form 10-Q	Prospero Minerals Corp.	Page 4

The unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended December 31, 2007 are not necessarily indicative of the results that can be expected for the fiscal year ending March 31, 2008. The financial statements have been reviewed and are on file with Prospero’s auditor.

Form 10-Q	Prospero Minerals Corp.	Page 5

PROSPERO MINERALS CORP.
(A EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Unaudited)

	December 31, 2007	March 31,2007
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalent	$5,105	$19
Subscription Receivables	156,912
Accounts Receivable		-
Deposit		400
Sub Total	162,017	419
Cavitation	52,001,000	1,000
Capital Assets, (net of accumulated depreciation of $63,563)	812,436	844,218

TOTAL ASSETS	$52,975,453	$845,637

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS'
EQUITY
CURRENT LIABILITIES:
Accounts payables	$1,194,503	$1,029,577
Accrued Liabilities	23,469	699,008
Advances from related parties (Note B)		649,080
TOTAL CURRENT LIABILITIES	1,217,972	2,377,665

(DEFICIENCY IN) STOCKHOLDERS' EQUITY
Preferred Stock, par value $.001 per share; 10,000,000 shares authorized; none issued and outstanding at December 31, 2007 and
March 31, 2007. (Note C)
Common stock, par value $.0001 per share; 290,000,000 shares authorized; 100,713,941 and 172,713,941 shares issued and outstanding
at March 31, 2007 and December 31, 2007 respectively. (Note C)	2,620,714	100,714
Additional paid-in-capital	52,201,861	721,861
Shares Subscribed

Accumulated deficit during exploration stage	(2,977,492)	(2,354,603)
(Deficiency) in Stockholders' Equity	52,566,944	(1,532,028)

Total Liabilities and (Deficiency in) Stockholders' Equity	$52,975,453	$845,637

See accompanying notes to the unaudited condensed consolidated financial information

Form 10-Q Prospero Minerals Corp. Page 6

PROSPERO MINERALS CORP.
(A EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF LOSSES

					For the period from July 23, 2002
					(date of inception) through
	For the three months		For the nine months		December 31,
	ended December 31		Ended December 31		2007
	2007	2006	2007	2006
Costs and
Expenses:
General and
Administrative	31,176	$203,871	$127,889	1,142,035	$1,828,675
Mineral
Exploration			495,000	653,818	1,148,817
Total Operating
Expense	31,176	203,871	622,889	1,795,853	-2,977,492

Loss from
Operations	-31,176	-203,871	-622,889	1,795,853	-2,977,492

Net Loss	- 31,176	-203,871	-622,889	1,795,853	$-2,977,492

Loss per common
share (basic and
assuming dilution)	$(0.01)	(0.01)	(0.01)

Weighted average
common shares
outstanding	172,713,941	100,793,941	172,713,941

See accompanying notes to the unaudited condensed consolidated financial information

Form 10-Q	Prospero Minerals Corp.	Page 7

PROSPERO MINERALS CORP.
(A EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
FOR THE PERIOD JULY 23, 2002 (DATE OF INCEPTION) TO DECEMBER 31, 2007

				Deficit
				Accumulated
			Additional	During
	Common	Stock	Paid-in	Exploration
	Shares	Amount	Capital	Stage	Total
Issuance of common stock
in July 2002 for cash at
$0.01 per share	5,500,000	$5,500	$49,500	$-	$55,000
Shares issued in August
2002 for cash at $.01 per
share, net of costs	3,760,000	3,760	33,840	-	37,600
Shares issued in February
2003 for cash at $.50 per
share, net of costs	10,500	11	5,526	-	5,537
Net Loss	-	-	-	(5,324)	(5,324)
Balance at March 31,	9,270,500	9,271	88,866	(5,324)	92,813
2003
Net Loss	-	-	-	(86,266)	(86,266)
Balance at March 31,	9,270,500	9,271	88,866	(91,590)	6,547
2004
Net Loss				(62,076)	(62,076)
Balance at March 31,	9,270,500	9,271	88,866	(153,666)	(55,529)
2005
Net loss				(17,886)	(17,886)
Balance at June 30, 2005	9,270,500	9,271	88,866	(171,552)	(73,415)
Net Loss				(339,654)	(339,654)
Balance at March 31,	89,270,500	89,271	429,466	(511,206)	7,531
2006
Net Loss				(604,614)	(604,614)
Shares Issued	198,441	198	291,395		291,593
Balance at June 30, 2006	89,468,941	89,469	720,861	(1,115,820)	(305,490)
Net Loss				(987,368)	(987,368)
Balance at Sept. 30, 2006	89,468,941	89,469	720,861	(2,103,188)	(1,292,858)
Net Loss				(203,871)	(203,871)
Shares Issued	11,245,000	11,245	1,000		12,245
Balance at Dec. 31, 2006	100,713,941	100,714	721,861	(2,307,059)	(1,484,484)
Net Loss				(47,544)	(47,544)
Balance at March 31,
2007	100,713,941	100,714	721,861	(2,354,603)	(1,532,028)
Net Loss				(578,479)	(578,479)
Shares Issued	20,000,000	2,000,000			2,000,000
Balance at June 30, 2007	120,713,941	2,100,714	721,861	(2,933,082)	(110,507)
Net Loss				(10,234)	(10,243)
Balance at Sept. 30, 2007	120,713,941	2,100,714	721,861	(2,943,316)	(120,741)
Net Loss				-34,176	-34,176
Shares Issued	52,000,000	520,000	52,201,861		52,721,861
Balance at Dec. 31, 2007	172,713,941	2,620,714	52,923,722	-2,977,492	52,566,944

Form 10-Q	Prospero Minerals Corp.	Page 8

PROSPERO MINERALS CORP.
(A EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the period
			from July 23,
			2002 (date of
			inception)
			through
	For the nine months ended		December 31,
	December 31,		2007
	2007	2006
INCREASE (DECREASE) IN CASH AND
EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from exploration stage operations	$(622,889)	$(1,795,853)	$(2,77,492)
Depreciation and Amortization	74,157	31,781	74,157
Adjustments to reconcile net loss from exploration stage
operations to cash used for operating activities:
Prepaid and Deposits
Subscription Receivable	156,912		156,912
Accounts Receivable		40,000	40,000
Accounts payable and accrued expenses	164,926	1,656,812	1,120,560
NET CASH (USED IN) OPERATING ACTIVITIES	(226,894)	(68,342)	(1,585,863)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and stock
subscription, net of costs	-	64,477	810,330
Proceeds from related parties advances, net of repayments		478,301	1,191,028
Payment for assets purchase	-	(420.600)	(420,600)
NET CASH PROVIDED BY FINANCING ACTIVITIES		122,179	1,580,758

NET CASH USED IN INVESTING ACTIVITIES

NET (DECREASE) INCREASE IN CASH AND
EQUIVALENTS	5,086	(58,836)	5,105

Cash and cash equivalents at the beginning of the period	19	53,855	0-

Cash and cash equivalents at the end of the period	$5,105	$19	$5,105

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	-	-	-
Income taxes paid	-	-	-

See accompanying notes to the unaudited condensed consolidated financial information

Form 10-Q	Prospero Minerals Corp.	Page 9

PROSPERO MINERALS CORP.
(A Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
DECEMBER 31, 2007
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three month period ended December 31, 2007, are not necessarily indicative of the results that may be expected for the year ended March 31, 2008. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated March 31, 2007 financial statements and footnotes thereto included in the Company's SEC Form 10-K.

Business and Basis of Presentation

Prospero Minerals Corp. (the “Company”) was reincorporated under the laws of the State of Nevada on July 23, 2002. On May 2003, the Company acquired all of the issued and outstanding shares of CMC Exploration Corp., a British Columbia company. At June 30, 2007 CMC Exploration Corp was dormant. The Company has been in the gold, silver and other mineral exploration business since its formation. The Company has not commenced significant operations and is considered a development stage Company, as defined by Statement of Financial Accounting Standards No. 7 (“SFAS 7”). To date the Company has not generated any revenues, has incurred expenses, and has sustained losses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through December 31, 2007, the Company has accumulated losses of $ 2,977,492.

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
DECEMBER 31, 2007
(unaudited)

NOTE A-SUMMARY OF ACCOUNTING POLICIES (Continued)

Stock Based Compensation (Continued)

Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended March 31, 2007 and 2006 and will adopt the interim disclosure provisions for its financial reports for the subsequent periods. The Company has no awards of stock-based employee compensation outstanding at December 31, 2007.

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
DECEMBER 31, 2007
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

NOTE B - ADVANCES FROM RELATED PARTIES

During the six months ended December 30, 2007 and the year ended March 31, 2007, entities controlled by the Company’s directors advanced funds to the Company for working capital purposes. Total amount due to related parties amounted $23,469 and $649,008 at December 31, 2007 and March 31, 2007, respectively. The amounts advanced are unsecured, non-interest bearing and have no specific terms of repayment.

NOTE C - CAPITAL STOCK

The Company is authorized to issue 290,000,000 shares of common stock with par value of $.01 per share. As of March 31, 2007 and December 31, 2007, the Company has no preferred stock issued and outstanding. The Company has 100,713,941 and 172,713,941 shares of common stock issued and outstanding at March 31, 2007 and December 31, 2007 respectively.

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

Form 10-Q	Prospero Minerals Corp.	Page 12

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

Results of Operations

Prospero did not earn any revenues from inception through the reporting period ending December 31, 2007. Prospero does anticipate earning revenues now that it has entered into commercial production of its mineral properties. Income initially will be derived from the sale of Diamonds, AU, and of Emeralds inventory now available for sale from the Brazil mine. In the fourth quarter revenue from the production of potable water should be achieved. Prospero can provide no assurance that it will discover commercially exploitable levels of mineral resources on its properties, or if such resources are discovered, that Prospero will enter into commercial production of its mineral properties.

During the months of October through December, Prospero Minerals Corp. had announced that is has entered into an agreement through its major shareholder, Cavitation Concepts Corporation Limited to acquire a substantial land acquisition and Resort Development in Rum Cay, Cat Island, Andros Island, Long Island and Eleuthera Island in The Bahamas.

New Port Holdings Limited in conjunction with Rum Cay Harbour Limited through Cavitation Concepts Corporation Limited has signed the Agreement on this the 26th November, 2007 for the establishment, partnership, ownership and investments. The Parties will work together with the owners of the property, New Port Harbour Limited to develop the property in accordance to the Plans being submitted by Mr. Hubert L. Pinder to The Bahamas Government.

Form 10-Q	Prospero Minerals Corp.	Page 13

This entire development program will be done by Rum Cay Resort Holdings Limited along with Mr. Fred Bernstein as the developer of the property. New Port Harbour Limited will assist in sales transactions and/or its use in procuring funds for the development of initially $100,000,000. This will be used through the utilization of the shares and assets of Cavitation Concepts Corporation Limited, a major shareholder of Prospero Minerals. The total estimated input in this development is well above $300,000,000.

On December 12, 2007, Cavitation Concepts Corporation through Prospero Minerals Corp. has signed an Agreement to acquire Bahamas Development Company Limited, which owns, interalia, Buccaneer Bay, Cat Island, a property of approximately 505 acres with the availability of a further adjoining approximately 460 acres, to be developed as a luxury business-oriented second-home resort. Also includes in this agreement is Chickcharnie Channel, Andros Island, a property of approximately 3,500 acres, to be developed to accommodate a hospital for elective surgery, centers for fine and performing arts and conventions.

Cavitation Concepts Corporation Limited has agreed to purchase shares from the owners of Bahamas Development Company Limited for a purchase consideration of $48,207,732, such consideration to be settled by the delivery of fully paid Ordinary Shares in Prospero Minerals Corp. amounting in total to 43,350,000 for the property in Cat Island and Andros, Bahamas.

These acquisitions, along with the current Emeralds contracts in excess of $90,000,000 and water technology soon to be distributed in the Caribbean, now puts Prospero Minerals Corp. into a new business entity through tourism in The Bahamas as well as Real Estate sales and construction.

On December 24, 2007, Prospero Minerals Corp. announced that its Board of Directors had elected three new directors, effective immediately: Dr. Stephen Rietiker, Matthias Zbaeren and Bradley Roberts. Dr. Rietiker and Matthias Zbaeren will focus on international issues and opportunities; and, Mr. Bradley Roberts will focus on property development.

Stephen Rietiker, M.D., (50) has held positions with Roche, Boehringer Mannheim, Schering Plough and Covance. In 2001, Dr. Rietiker was appointed President and CEO of Sulzer Medica AG (later Centerpulse AG). Since 2003, he has been actively involved as executive director and investor in various start-ups. Dr. Rietiker is a senior advisor for Brown Brothers Harriman’s M&A team.

Matthias Zbaeren (48) has more than 20 years of experience as a trader and director in investment banking, holding various positions with ever-increasing responsibility in FX trading, sales and marketing, project management, and education with UBS AG, EBS (Citicorp Dealing Resources/Quotron) and Credit Suisse. In 1997, he was appointed General Manger for EBS Switzerland, Italy, Spain and Portugal, and was recognized as the best EBS sales manger worldwide in that same year. In 1999 he rejoined UBS AG as a director to establish an FX marketing unit. In 2001, he became self-employed and founded ‘e-banking projects Zbaeren’, managing and leading a large e-trading tool project within Credit-Suisse. Since 2005, he has been involved in several large projects in well-known companies.

Bradley Roberts (63) has had more than 40 years experience with the Bahamas Electricity Corporation and served as General Manager and The Chief Executive Officer from 1998 – 2003 for the power generation, transmission and distribution operations of the company with a staff count of 1,100 employees. Most recently, Mr. Roberts is a member of the board of Bahamas Development Company Limited, which owns property in Cat Island and Andros, Bahamas earmarked for resort development.

Prospero incurred expenses in the amount of $622,889, for the nine month period ending December 31, 2007. From the period on inception on July 23, 2002 to December 31, 2007, Prospero incurred expenses in the amount of $2,977,492. These operating expenses were primarily related to professional fees in connection with Prospero’s corporate organization relating to audit fees and legal fees. Prospero anticipates its operating expenses will increase as it undertakes its plan of operations, provided further exploration is recommended. This increase will be attributable to further geological exploration and the professional fees associated with complying with the reporting requirements under the Securities Exchange Act of 1934 .

Prospero incurred a loss in the amount of $31,176 for the three month period ended December 31, 2007 and a loss in the amount of $ 2,977,492 for the period from inception of July 23, 2002 through December 31, 2007. Prospero’s loss was entirely attributable to general and administrative expenses, which included operating expenses and professional fees.

Liquidity and Capital Resources

Prospero had cash of $5,105 as of December 31, 2007, compared to cash in the amount of $19 as of its fiscal year end on March 31, 2007. Prospero had a working capital deficit of ($2,977,492) as of December 31, 2007, compared to working capital deficit of $ 2,307,059 as of December 31, 2006. Prospero’s liabilities as of December 31, 2007, total $1,217,972 relate to advances from related parties, accounts payable and accrued liabilities, including professional fees for legal and audit services.

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

Form 10-Q	Prospero Minerals Corp.	Page 14

Prospero had cash in the amount of $5,105 as of December 31, 2007. Prospero’s total expenditures over the next twelve months are anticipated to be approximately $2.7 Million dollars. Prospero does have plans to purchase equipment and change the number of its employees based on production of Emeralds and the development of the properties in The Bahamas during the next twelve months.

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

Exploration Stage Activities

Prospero has been in the base and precious mineral exploration business since its formation. Prospero has now entered into significant operations through its association with the mining operation in Brazil. The investments in property development should prove to be very profitable as the purchases were made at exceptionally below the market value and appraisals.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Prospero is not a party to any pending legal proceedings and, to the best of Prospero’s knowledge, none of Prospero’s assets is the subject of any pending legal proceedings.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

There have been no sales of unregistered securities within the quarter ended September 30, 2007 that would be required to be disclosed pursuant to Item 701 of Regulation S-B.

Item 3. Defaults Upon Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Form 10-Q	Prospero Minerals Corp.	Page 16
Form 10-Q	Prospero Minerals Corp.	Page 15

Item 5. Acquisition of Cavitation Concepts Corporation Technology

On October 31, 2006 Prospero Minerals completed the acquisition from Cavitation Concepts Corporation of all of the assets pertaining to Cavitations’ water purification business. In exchange for the assets, Prospero Minerals issued 10 million shares of its common stock to Cavitation Concepts Corporation. The parties valued the shares at $1,000., based on their assessment of the fair value of the transferred assets.

The sale of the shares by Prospero Minerals to Cavitations Concepts was exempt pursuant to Section 4(2) of the Securities Act since the sale was not made in a public offering and was made to an entity whose principals had access to detailed information about Prospero Minerals and which was acquiring the shares for its own account. There were no underwriters.

Notes of Company events for period March 31, 2006 to December 2007

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

In addition to the restructuring of the mining operations of Prospero Minerals Corp., it should also be noted that in October of 2006, the Company purchased the rights to a water technology which will also be brought on the market through an association of another companies technology. This new technology of production of potable water will be additional revenue for Prospero Minerals Corp. within the next twelve months. In December 2007 further significant technologies were purchased and will be finalized in January 2008. These new technologies will represent significant changes to the profitability of the Company.

Latest news on production and Company activities can be found at http://www.prosperominerals.com

Form 10-Q	Prospero Minerals Corp.	Page 17

Item 6. Exhibits

(a)    Index to and Description of Exhibits

Exhibit	Description	Status
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of	Included
the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Prospero Minerals Corp. has caused this report to be signed on its behalf by the undersigned duly authorized person.

PROSPERO MINERALS CORP.

By:/s/ Etoile Pinder

Name:	Etoile Pinder
Title :	Chief Executive Officer
Dated:	January 9th, 2008

Form 10-Q	Prospero Minerals Corp.	Page 18

Exhibit 31

Form 10-Q	Prospero Minerals Corp.	Page 19

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

Date: January 9, 2008
By:/s/ Etoile Pinder

Ms. Etoile Pinder
Chief Executive Officer

Form 10-Q	Prospero Minerals Corp.	Page 20

Exhibit 32

Form 10-Q	Prospero Minerals Corp.	Page 21

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
January 9, 2008