Form 10-K
period 2008-03-31
PROSPERO MINERALS CORP.
filed 2008-04-21
CIK 1243741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ]	ANNUAL REPORT UNDER SECTION 13 0R 15( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the yearly period ended    March 31, 2008

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
575 Madison Avenue, 10 th Floor, New York, New York, 10022-2511 (Address of principal executive offices)
212-937-8442 or 239-243-0782 (Issuer’s telephone number)

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

Yearly Report on Form 10-K for the

 Period Ending March 31, 2008

Table of Contents

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Prospero Minerals Corp.’s unaudited financial statements for the year ended March 31, 2007 are included with this Form 10-K. The unaudited financial statements for the year ended March 31, 2007 include:

Condensed Consolidated Balance Sheets:

March 31, 2007 and March 31, 2008

Condensed Consolidated Statements of Losses:

Twelve Months Ended March 31, 2007 and 2008

For the Period July 23, 2002 (Date of Inception) through March 31, 2008

Condensed Consolidated Statements of Deficiency in Stockholders’ Equity

For the period July 23, 2002 (Date of Inception) through March 31, 2008

Condensed Consolidated Statements of Cash Flows:

Twelve Months Ended March 31, 2007 and 2008

For the Period July 23, 2002 (Date of Inception) through March 31, 2008

Notes to Unaudited Condensed Consolidated Financial Information:

March 31, 2008

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

Form 10-K	Prospero Minerals Corp.	Page 5

PROSPERO MINERALS CORP.
(A EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Unaudited)
	March 31,	March 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalent	$5,105	$19
Accounts Receivable	6,156,912
Deposit		400
Sub Total	6,162,017	419
Property, Plant	179,580,438	1000
Capital Assets, (net of accumulated depreciation of $31,781)	420,600	844,218

TOTAL ASSETS	$186,163,055	$845,218

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS'
EQUITY
CURRENT LIABILITIES:
Accounts payables	$1,310,834	$1,029,577
Accrued Liabilities
Loans: H. Pinder		699,008
Advances from related parties (Note B)	23,469	649,080
TOTAL CURRENT LIABILITIES	1,334,303	2,377,665

(DEFICIENCY IN) STOCKHOLDERS' EQUITY

Common stock, par value $.01 per share; 290,000,000 shares
authorized; 172,713,941 shares issued and outstanding at December
31, 2007 and March 31, 2008. (Note C)	2,740,714	100,714
Additional paid-in-capital	185,081,861	721,861
Shares Subscribed
Accumulated deficit during exploration stage	(2,993,823	(2,354,603)
(Deficiency) in Stockholders' Equity	184,828,752	(1,532,028)

Total Liabilities and (Deficiency in) Stockholders' Equity	$186,163,055	$845,637

See accompanying notes to the unaudited condensed consolidated financial information

Form 10-K	Prospero Minerals Corp.	Page 6

PROSPERO MINERALS CORP.
(A EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF LOSSES

				For the period from July
	For the three		For the twelve	23, 2002 (date of
	months ending		months ending	inception) through
	March		March	March 31,
	2008		2008	2008

Costs and Expenses:
General and Administrative	$16,331		$127,889	$1,845,006
Mineral Exploration			495,000	1,148,817
Total Operating Expense	16,331		639,220	2,993,823

Loss from Operations	-16,331		-639,220	-2,993,823

Net Loss	$-16,331	$	- 639,220	$-2,993,823

Loss per common share (basic and assuming dilution)	(0.01)		(0.01)

Weighted average common shares outstanding	172,713,941		172,713,941

See accompanying notes to the unaudited condensed consolidated financial information

Form 10-K	Prospero Minerals Corp.	Page 7

PROSPERO MINERALS CORP.
(A EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
FOR THE PERIOD JULY 23, 2002 (DATE OF INCEPTION) TO MARCH 31, 2008

				Deficit
				Accumulated
			Additional	During
	Common	Stock	Paid-in	Exploration Stage
	Shares	Amount	Capital		Total
Issuance of common stock in
July 2002 for cash at $0.01
per share	5,500,000	$5,500	$49,500	-	$55,000
Shares issued in August 2002
for cash at $.01 per share, net
of costs	3,760,000	3,760	33,840	-	37,600
Shares issued in February
2003 for cash at $.50 per
share, net of costs	10,500	11	5,526	-	5,537
Net Loss	-	-	-	(5,324)	(5,324)
Balance at March 31, 2003	9,270,500	9,271	88,866	(5,324)	92,813
Net Loss	-	-	-	(86,266)	(86,266)
Balance at March 31, 2004	9,270,500	9,271	88,866	(91,590)	6,547
Net Loss				(62,076)	(62,076)
Balance at March 31, 2005	9,270,500	9,271	88,866	(153,666)	(55,529)
Net loss				(17,886)	(17,886)
Balance at June 30, 2005	9,270,500	9,271	88,866	(171,552)	(73,415)
Net Loss				(339,654)	(339,654)
Balance at March 31, 2006	89,270,500	89,271	429,466	(511,206)	7,531
Net Loss				(604,614)	(604,614)
Shares Issued	198,441	198	291,395		291,593
Balance at June 30, 2006	89,468,941	89,469	720,861	(1,115,820)	(305,490)
Net Loss				(987,368)	(987,368)
Balance at Sept. 30, 2006	89,468,941	89,469	720,861	(2,103,188)	(1,292,858)
Net Loss				(203,871)	(203,871)
Shares Issued	11,245,000	11,245	1,000		12,245
Balance at Dec. 31, 2006	100,713,941	100,714	721,861	(2,307,059)	(1,484,484)
Net Loss				(47,544)	(47,544)
Balance at March 31,
2007	100,713,941	100,714	721,861	(2,354,603)	(1,532,028)
Net Loss				(578,479)	(578,479)
Shares Issued	20,000,000	2,000,000			2,000,000
Balance at June 30, 2007	120,713,941	2,100,714	721,861	(2,933,082)	(110,507)
Net Loss				(10,234)	(10,243)
Balance at Sept. 30, 2007	120,713,941	2,100,714	721,861	(2,943,316)	(120,741)
Net Loss				-34,176	-34,176
Shares Issued	52,000,000	520,000	52,480,000		52,000,000
Balance at Dec. 31, 2007	172,713,941	2,620,714	52,923,722	-2,977,492	51,845,083
Net Loss				-16,331	16,331
Shares Issued		120,000	132,880		133,000,000
Balance at March. 31, 2008	172,713,941	2,740,714	185,081,861	-2,993,823	184,828,752

See accompanying notes to the unaudited condensed consolidated financial information

Form 10-K	Prospero Minerals Corp.	Page 8

PROSPERO MINERALS CORP.
(A EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the period
			from July 23,
			2002 (date of
			inception)
	For the twelve months ended		through
	March. 31,		March. 31, 2008
	2008	2007
INCREASE (DECREASE) IN CASH AND
EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss from exploration stage operations	$(639,220)	$(1,961,397)	$(2,993,823)
Depreciation and Amortization	84,751	42,375	84,751

Prepaid Expenses and Deposits			(400)
Accounts Receivable		40,000	(40,000)
Accounts payable and accrued expenses	281,257	917,130	1,029,579
Subscription Receivable	(6,156,912)		(6,156,912)
NET CASH (USED IN) OPERATING ACTIVITIES	(6,430,124)	(961,892)	(8,076,805)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and stock
subscription, net of costs	2,640,000	64,477	3,450,330
Proceeds from related parties advances, net of
repayments		1,264,179	1,191,028
Payment for assets purchase		(420,600)	(420,600)
NET CASH PROVIDED BY FINANCING			4,220,758
ACTIVITIES	2,640,000	908,056

NET CASH USED IN INVESTING ACTIVITIES

NET (DECREASE) INCREASE IN CASH AND
EQUIVALENTS	5,086	(53,836)

Cash and cash equivalents at the beginning of the
period	19	53,836	0-

Cash and cash equivalents at the end of the period	$5,105	$19	$5,105

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	-	-	-
Income taxes paid	-	-	-

See accompanying notes to the unaudited condensed consolidated financial information

Form 10-K	Prospero Minerals Corp.	Page 9

PROSPERO MINERALS CORP.

(A Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION

MARCH 31, 2008

(unaudited)

NOTE A-SUMMARY OF ACCOUNTING POLICIES

General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-K. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three month period ended December 31, 2007, are not necessarily indicative of the results that may be expected for the year ended March 31, 2008. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated March 31, 2008 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

Business and Basis of Presentation

Prospero Minerals Corp. (the “Company”) was reincorporated under the laws of the State of Nevada on July 23, 2002. On May 2003, the Company acquired all of the issued and outstanding shares of CMC Exploration Corp., a British Columbia company. At March 31, 2007 CMC Exploration Corp was dormant. The Company has been in the gold, silver and other mineral exploration business since its formation. The Company has not commenced significant operations and is considered a development stage Company, as defined by Statement of Financial Accounting Standards No. 7 (“SFAS 7”). To date the Company has not generated any revenues, has incurred expenses, and has sustained losses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through March 31, 2008, the Company has accumulated losses of $2,993,823.

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

MARCH 31, 2008

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

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123R (revised 2004), “Share-Based Payment” which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. Statement 123R supersedes APB opinion No. 25, “Accounting for Stock Issued to Employees”, and amends FASB Statement No. 95, “Statement of Cash Flows”. Generally, the approach in Statement 123R is similar to the approach described in Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. On April 14, 2005, the SEC amended the effective date of the provisions of this statement. The effect of this amendment by the SEC is that the Company will have to comply with Statement 123R and use the Fair Value based method of accounting no later than the its last quarter of fiscal 2008. Management has not determined the impact that this statement will have on Company's consolidated financial statements.

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

MARCH 31, 2008

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

NOTE B - ADVANCES FROM RELATED PARTIES

During the three and nine months ended December 31, 2007 and the year ended March 31, 2008, entities controlled by the Company’s directors advanced funds to the Company for working capital purposes. Total amount due to related parties amounted $649,080 and $649,080 at March 31, 2008 and March 31, 2007, respectively. The amounts advanced have not increased and are unsecured, non-interest bearing and have no specific terms of repayment.

NOTE C - CAPITAL STOCK

The Company is authorized to issue 290,000,000 shares of common stock with par value of $.0001 per share. As of March 31, 2008 and December 31, 2007, the Company has no preferred stock issued and outstanding. The Company has 100,713,941 and 172,713,941 shares of common stock issued and outstanding at March 31, 2007 and March 31, 2008 respectively.

Item 2. Management’s Plan of Operation.

THE FOLLOWING PRESENTATION OF MANAGEMENT’S PLAN OF OPERATIONS OF PROSPERO MINERALS CORP. SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED HEREIN.

Form 10-K	Prospero Minerals Corp.	Page 12

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

Prospero has not, nor has any predecessor, identified any commercially exploitable reserves of minerals on the Thor Claims.  There is no assurance that a commercially viable mineral deposit exists on Prospero’s mineral properties.

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

On February 26, 2008 Prospero Minerals Corp. announced its first venture into the real estate market with an acquisition and resort development in Rum Cay, Bahamas through its major shareholder Cavitation Concepts Corporation Limited.

The property in Rum Cay will become a development of over 2,500 acres at an estimated value of $300,000 million dollars.  PSPO, through Cavitation Concepts Corporation Limited, will work together with the owners of the property, New Port Harbour Limited to develop the property in accordance to the Plans being submitted to The Bahamas Government. This entire development program will be done by Rum Cay Resort Holdings Limited as the developer of the property. New Port Harbour Limited will assist in sales transactions and/or its use in procuring funds for the development of initially $100,000,000. This will be used through the utilization of the shares and assets of Cavitation Concepts Corporation Limited, a major shareholder of Prospero Minerals.

This acquisition, along with the New Cavitation Technology and proposed Health Care Facilities, soon to be developed in the Caribbean, now places Cavitation Concepts Corporation Limited and Prospero Minerals Corp. in a unique position to expand into the tourism, Real Estate sales and construction business.

To improve the balance in the expanding business areas, as of February 26, 2008, Prospero Minerals also reported a reorganization of the Board of Directors.  As a result of a Board of Directors meeting, the following changes to the board were announced: Ms. Etoile Pinder, currently the CEO/Secretary will step down from these executive duties and will remain as a Director, Officer and Secretary of the Company and Mr. James A. Cercone has been elected to the Board of Directors and will assume the position of CEO.

Form 10-K	Prospero Minerals Corp.	Page 13

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

Results of Operations

Prospero did not earn any revenues from inception through the reporting period ending March 31, 2007. Prospero does not anticipate earning revenues until such time as it has entered into commercial production of its mineral properties and sale 0f its potable water products and the development of its Resort and other technologies as outlined in the Management Proposal for Operations during the first quarter of 2008.. Prospero has deferred the proposed drilling program on the Thor Group mineral claims until it has sufficient funding to proceed. Prospero has not yet determined whether the results of Phase 1 claims of the mineral exploration program on the Thor Group mineral are sufficiently positive to enable Prospero to proceed with further exploration programs. Prospero can provide no assurance that it will discover commercially exploitable levels of mineral resources on its properties, or if such resources are discovered, that Prospero will enter into commercial production of its mineral properties.

Prospero incurred expenses in the amount of $639,220, for the twelve month period March 31, 2008. From the period on inception on July 23, 2002 to March 31, 2008, Prospero incurred expenses in the amount of $2,993,823. These operating expenses were primarily related to professional fees in connection with Prospero’s corporate organization relating to audit fees and legal fees. Prospero anticipates its operating expenses will increase as it undertakes its plan of operations, provided further exploration is recommended. This increase will be attributable to further geological exploration and the professional fees associated with complying with the reporting requirements under the Securities Exchange Act of 1934 .

Prospero incurred a loss in the amount of $639,220 for the twelve month period ended March 31, 2008 and a loss in the amount of $2,993,823 for the period from inception of July 23, 2002 through March 31, 2008.  Prospero’s loss was entirely attributable to general and administrative expenses, which included operating expenses and professional fees.  Prospero did not carry on any work related to the Thor Group mineral claims.

Form 10-K	Prospero Minerals Corp.	Page 14

Liquidity and Capital Resources

Prospero had cash of $5105 as of March 31, 2008, compared to cash in the amount of $19 as of its fiscal year end on March 31, 2007. Prospero had a working capital deficit of ($2,993,823) as of March 31, 2008, compared to working capital deficit of $2,472,604 as of March 31, 2007. Prospero’s liabilities as of March 31, 2008, total $2,993,823 related to advances from related parties, accounts payable and accrued liabilities, including professional fees for legal and audit services.

Prospero’s independent certified public accountants have stated in their report included in Prospero’s March 31, 2008 Form 10-K, that Prospero has not generated revenues and has incurred operating losses and that Prospero is dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about the Prospero’s ability to continue as a going concern.

Prospero had cash in the amount of $5,105 as of March 31, 2008. Prospero’s total expenditures over the next twelve months are anticipated to be approximately $100 Million dollars. Prospero does have plans to purchase significant equipment and change the number of its employees during this period of time. Accordingly, Prospero will need to obtain additional financing for further property developments of its investments in Pyramid Power and the Safety Bracelet, details of which have already been filed.

Plan of Operation for the Next Twelve Months

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

To become profitable and competitive, Prospero needs to have at least one of its Joint Ventures or Property Developments to begin and sustain production.  To achieve this goal, management has prepared the following phases for Prospero’s plan of operation for the next 12 months.

Prospero Minerals Corp. through its largest shareholder, Cavitation Concepts Corporation Limited has signed and completed a Joint Venture Proposal using the private label of “MIC” Mechanically Induced Cavitation, which is owned by Prospero Minerals Corp. with Pyramid Power for its Water & Energy Turbine Technology (“WETTECH”).

This Agreement calls for a $1,000,000.00 Licensing Fee along with 5,000,000 shares of non-restrictive Prospero Minerals Corp. stock of which will be funded by Cavitation Concepts Corporation Limited.

The “WETTECH” Water & Energy Turbine Technology operating system is the application system created by combining the “MIC” technology with a wind turbine and a steam turbine, which used together, produces steam from ocean, lake, river, well, or any impure water source, which will purify the water for drinking while the steam turbine generates electricity.

Together, they are working on the following Marketing Strategy:

1-ACT –Advanced Cavitation Technology is built, patent applied for, and working perfectly on a mobile, trailer mounted demonstrator unit currently located in Atlanta, GA.

2-ACT video available on www.pyramidpowersystems.com  along with Power Point Presentation of Philosophy, Commitment Statement, Executive Summary, Technology Comparison, National Security Commentary, related new items and applications.

3-ACT is featured as part of the WETTECH – Water & Energy Turbine Technology as used in the Pyramid Power Stewardship System.

4-The agreed strategy is to NOT sell any of the new technology or application systems, but rather, sell only the water and energy products made by Pyramid Power.

Form 10-QK	Prospero Minerals Corp.	Page 15

5-The plan is to finance the building of each Pyramid Power, power and water production unit, and profit from the sale of power, water, and residual products.

6-We will become an international utility provider of power and water to the world, marketing to and distributing through the existing utility companies, and making environmentally friendly “green” energy at reduced prices.

7-Build a new, larger scale Beta Site in the Bahamas, using the new ACT as featured in the WETTECH – Water & Energy Turbine Technology, powered by the TMA wind turbine, to accurately measure the productions capacities of electricity and pure water.

8-Our plan is to sell Licenses for Profit Sharing Joint Ventures for $1 million to $5 million for each State, Country, territory, or business, depending on the location, population or application.

Mr. Hubert Pinder, CFO of Prospero Minerals Corp. declares “Therefore, instead of using electricity or other environmentally polluting fossil fuels to create the energy to clean water, ‘WETTECH’ systems clean and purify water from any source and produce electricity as a by-product of the process, producing both POWER & WATER.” We first launched this “MIC” technology in February 2003 in Nassau,Bahamas.

The Company has signed a Letter of Intent and Agreement between James L. Griggs a resident of the State of Georgia, USA as a representative for Per Hahne, the owner of certain technologies relating to public security, and air travel safety, i.e. an EMD Safety Bracelet under United States patent number 6,933,851.

The purchase price of sale of the Bracelet technology is Five Million US Dollars ($5,000,000.00), plus other valuable and considerable goods.

Today’s Security has many layers, should those layers fail there is one last line of defense- the EMD Safety Bracelet. Lamperd Less Lethal has entered into a manufacturing agreement to develop and manufacture this product for world wide distribution using our current technology and expert knowledge in this field. This funding by Prospero through Cavitation Concepts Corporation Limited will help develop this new technology; as Lamperd Less Lethal Inc. anticipates tremendous interest and demand as noted by the Homeland Security correspondence.

Lamperd Less Lethal Inc. (Lamperd) is a public company based in Sarnia Ontario Canada that provides training and designs and manufactures specialized civil defense related equipment. This equipment is sold internationally through a network of established distributors. The company’s specific area of expertise is less-lethal tactics and equipment. Less-lethal weaponry is designed to ensure the safety of military and civil defense personnel by disabling an opponent rather than killing. It is used by military and police forces around the world for crowd control, and peacekeeping activities. It is particularly well suited for situations where there would be a likelihood of harm to bystanders if conventional weapons were employed.

Lamperd has developed a line of exceptionally high quality systems, which have gained widespread industry attention for their accuracy, ease of use and flexibility. The company also produces a variety of less lethal munitions, which are rapidly gaining recognition for consistently high quality and superior performance.

The company has been assigned a NATO Commercial and Government Entity (NCAGE) Code, which enables it to sell military supplies to any NATO member country, and a federal Business Firearms License, which allows for the manufacture, repair, storage, import, export and sale of virtually any manner of firearms and ammunition. Lamperd is one of only a very few manufacturers of less-lethal munitions in the world to receive these approvals. As a result of receiving this high level accreditation, the company has the opportunity to significantly increase sales through access to the NATO market.

Form 10-QK	Prospero Minerals Corp.	Page 16

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

 Exploration Stage Activities

Prospero has been in the base and precious mineral exploration business since its formation. Prospero has now commenced significant operations and is now a multi-faceted business operation and no longer an exploration stage company.

Principles of Consolidation

The consolidated financial statements include Prospero’s accounts and its subsidiary’s. All significant inter-company balances and transactions have been eliminated.

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

Internal and External Sources of Liquidity

Prospero has funded its operations primarily from the issuance of common stock and has now entered into Agreements with oher financial institutions to ensure the availability of Capital resources required for the development of all of the Projects that it undertakes in 2008 to enhance the profitability of its operations as a safe,, secure profitable Company with unique products not subject to the ever changing global fluctuations now being experience by Countries throughout the World at the present time.

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

Defaults Upon Securities

None.

Item 4.

Submission of Matters to a Vote of Security Holders

None.

Item 5.

None

Form 10-K	Prospero Minerals Corp.	Page 18

Item 6.  Exhibits

(a)

Index to and Description of Exhibits

Exhibit	Description	Status
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Prospero Minerals Corp. has caused this report to be signed on its behalf by the undersigned duly authorized person.

PROSPERO MINERALS CORP.

By:/s/ Huber Pinder

   Name:  Mr. Hubert Pinder

   Title :   Chief Financial Officer

   Dated:   April 19, 2008

Form 10-K	Prospero Minerals Corp.	Page 19

Exhibit 31

Form 10-K	Prospero Minerals Corp.	Page 20

PROSPERO MINERALS CORP.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Hubert Pinder, certify that:

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

Date:  April 19, 2008

By:/s/ Hubert Pinder

Mr. Hubert Pinder
Chief Financial Officer

Form 10-K	Prospero Minerals Corp.	Page 21

Exhibit 32

Form 10-K	Prospero Minerals Corp.	Page 22

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Yearly Report of Prospero Minerals Corp. (“Prospero”) on Form 10-K for the period ending March 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Hubert Pinder, Chief Financial Officer, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of Prospero.

By:/s/ Hubert Pinder

Mr. Hubert Pinder
Chief Financial Officer

April 19, 2008