Form 10-Q
period 2008-06-30
PROSPERO MINERALS CORP.
filed 2008-07-18
CIK 1243741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the yearly period ended    June 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes  ___ No  X

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at June 30, 2008
Common Stock - $0.0001 par value	174,738,941

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [ X ]

Form 10-Q	Prospero Minerals Corp.	Page 3

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

PROSPERO MINERALS CORP.

(A Exploration Stage Company)

Quarterly Report on Form 10-Q for the

 Period Ending June 30, 2008

Table of Contents

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)s

Prospero Minerals Corp.’s unaudited financial statements for the quarter ended June 30, 2008 are included with this Form 10-Q. The unaudited financial statements for the quarter ended March 31, 2008 include:

Condensed Consolidated Balance Sheets:

March 31, 2008 and June 30, 2008

Condensed Consolidated Statements of Losses:

Three Months Ended June 30, 2008 and June 30, 2007

For the Period July 23, 2002 (Date of Inception) through June 30, 2008

Condensed Consolidated Statements of Deficiency in Stockholders’ Equity

For the period July 23, 2002 (Date of Inception) through June 30, 2008

Condensed Consolidated Statements of Cash Flows:

Three Months Ended June 30, 2008 and 2007

For the Period July 23, 2002 (Date of Inception) through June 30, 2008

Notes to Unaudited Condensed Consolidated Financial Information:

June 30, 2008

Item 2.  Plan of Operation

Item 3. Controls and Procedures

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits

Form 10-Q	Prospero Minerals Corp.	Page 4

The unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended June 30, 2008 are not necessarily indicative of the results that can be expected for the fiscal year ending March 31, 2009. The financial statements have been reviewed and are on file with Prospero’s auditor.

Form 10-Q	Prospero Minerals Corp.	Page 5

PROSPERO MINERALS CORP.
(A EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Unaudited)

	June 30, 2008	March 31,2008
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalent	$7,605,105	$5,105
Subscription Receivables	6,156,912	6,156,912
Accounts Receivable
Deposit
Sub Total	13,762,017	6,162,017
Cavitation	179,580,438	179,580,438
Capital Assets, (net of accumulated depreciation of $95,345)	420,600	420,600

TOTAL ASSETS	$193,763,055	$186,163,055

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS'
EQUITY
CURRENT LIABILITIES:
Accounts payables	$1.339.535	$1,310,834
Accrued Liabilities	23,469	23,469
Advances from related parties (Note B)
TOTAL CURRENT LIABILITIES	1.363,004	1,334,303

(DEFICIENCY IN) STOCKHOLDERS' EQUITY
Preferred Stock, par value $.001 per share; 10,000,000 shares authorized; none issued and outstanding at March 31, 2008 and June
30, 2008. (Note C)
Common stock, par value $.0001 per share; 290,000,000 shares authorized; 172,713,941 and 174,738,941 shares issued and outstanding
at March 31, 2008 and June 30, 2008 respectively. (Note C)	2,740,714	2,740,714
Additional paid-in-capital	186,661,881	185,081,861
Shares Subscribed

Accumulated deficit during exploration stage	(3,022,524)	(2,993,823)
(Deficiency) in Stockholders' Equity	192,400 ,051	184,828,752

Total Liabilities and (Deficiency in) Stockholders' Equity	$193,763,055	$186,163,055

See accompanying notes to the unaudited condensed consolidated financial information

Form 10-Q	Prospero Minerals Corp.	Page 6

PROSPERO MINERALS CORP.
(A EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF LOSSES

				For the period from July 23, 2002
				(date of inception) through
		For the three months		June 30,
		ended June 30,		2008

		2008	2007
Costs and Expenses:

General and Administrative		$28,701	83,479	$1,873,707

Mineral Exploration			495,000	1,148,817

Total Operating Expense		28,701	578,479	-3,022,524

Loss from Operations		28,701	-578,479	-3,022,524

Net Loss	$	- 28,701	-578,479	$-3,022,524

Loss per common share (basic and assuming dilution)		$(0.10)	(0.10)

Weighted average common shares outstanding		174,738,941	120,713,941

See accompanying notes to the unaudited condensed consolidated financial information

Form 10-Q	Prospero Minerals Corp.	Page 7

					Deficit
					Accumulated
			Additional		During
	Common	Stock	Paid-in		Exploration Stage
	Shares	Amount	Capital			Total
Issuance of common stock in July
2002 for cash at $0.01 per share
	5,500,000	$5,500	$49,500	$		$55,000
Shares issued in August 2002 for
cash at $.01 per share, net of costs
	3,760,000	3,760	33,840			37,600
Shares issued in February 2003
for cash at $.50 per share, net of
costs	10,500	11	5,526			5,537
Net Loss	-	-	-		(5,324)	(5,324)
Balance at March 31, 2003	9,270,500	9,271	88,866		(5,324)	92,813
Net Loss	-	-	-		(86,266)	(86,266)
Balance at March 31, 2004	9,270,500	9,271	88,866		(91,590)	6,547
Net Loss					(62,076)	(62,076)
Balance at March 31, 2005	9,270,500	9,271	88,866		(153,666)	(55,529)
Net loss					(17,886)	(17,886)
Balance at June 30, 2005	9,270,500	9,271	88,866		(171,552)	(73,415)
Net Loss					(339,654)	(339,654)
Balance at March 31, 2006	89,270,500	89,271	429,466		(511,206)	7,531
Net Loss					(604,614)	(604,614)
Shares Issued	198,441	198	291,395			291,593
Balance at June 30, 2006	89,468,941	89,469	720,861		(1,115,820)	(305,490)
Net Loss					(987,368)	(987,368)
Balance at Sept. 30, 2006	89,468,941	89,469	720,861		(2,103,188)	(1,292,858)
Net Loss					(203,871)	(203,871)
Shares Issued	11,245,000	11,245	1,000			12,245
Balance at Dec. 31, 2006	100,713,941	100,714	721,861		(2,307,059)	(1,484,484)
Net Loss					(47,544)	(47,544)
Balance at March 31,
2007	100,713,941	100,714	721,861		(2,354,603)	(1,532,028)
Net Loss					(578,479)	(578,479)
Shares Issued	20,000,000	2,000,000				2,000,000
Balance at June 30, 2007	120,713,941	2,100,714	721,861		(2,933,082)	(110,507)
Net Loss					(10,234)	(10,243)
Balance at Sept. 30, 2007	120,713,941	2,100,714	721,861		(2,943,316)	(120,741)
Net Loss					(34,176)	(34,176)
Shares Issued	52,000,000	520,000	52,201,861			52,721,861
Balance at Dec. 31, 2007	172,713,941	2,620,714	52,923,722		(2,977,492)	52,566,944

Net Loss					(16,331)	(16,331)
Shares Issued						121,000,000
Balance at Mar 31, 2008	172,713,941	2,620,714	52,923,722		(2,993,823)	172,828,752
Net Loss					(28,701)	(28,701)
Shares Issued	2,025,000	20,000	1,599,750			1,600,020
Unrealized gain on Sale of Share						6,000,000
Balance at June 30, 2008	174,738,941	2,640,714	54,523,472		(3,022,524)	192,400,091

Form 10-Q	Prospero Minerals Corp.	Page 8

PROSPERO MINERALS CORP.
(A EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the period
			from July 23,
			2002 (date of
			inception)
	For the three months ended		through
	June 30,		June 30, 2008
	2008	2007
INCREASE (DECREASE) IN CASH AND
EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from exploration stage operations	$(28,701)	$(578,479)	$(3,022,524)
Depreciation and Amortization	10,594	52,969	95,345
Adjustments to reconcile net loss from exploration stage
operations to cash used for operating activities:
Prepaid and Deposits
Subscription Receivable		156,912	6,156,912
Accounts Receivable			40,000
Accounts payable and accrued expenses	28,701	72,986	1,363,004
NET CASH (USED IN) OPERATING ACTIVITIES	10,594	(295,612)	4,632,737

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and stock
subscription, net of costs			8,410,330
Proceeds from related parties advances, net of repayments			1,191,028
Payment for assets purchase			(420,600)
NET CASH PROVIDED BY FINANCING ACTIVITIES			9,180,758

NET CASH USED IN INVESTING ACTIVITIES

NET (DECREASE) INCREASE IN CASH AND
EQUIVALENTS	7,600,000	101	7,605,086

Cash and cash equivalents at the beginning of the period	5,105	19	19

Cash and cash equivalents at the end of the period	$7,605,105	$120	$7,605,105

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	-	-	-
Income taxes paid	-	-	-

See accompanying notes to the unaudited condensed consolidated financial information

Form 10-Q	Prospero Minerals Corp.	Page 9

PROSPERO MINERALS CORP.

(A Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION

JUNE 30, 2008

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three month period ended June 30, 2008, are not necessarily indicative of the results that may be expected for the year ended March 31, 2009. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated March 31, 2008 financial statements and footnotes thereto included in the Company's SEC Form 10-K.

Business and Basis of Presentation

Prospero Minerals Corp. (the “Company”) was reincorporated under the laws of the State of Nevada on July 23, 2002. On May 2003, the Company acquired all of the issued and outstanding shares of CMC Exploration Corp., a British Columbia company. At June 30, 2007 CMC Exploration Corp was dormant. The Company has been in the gold, silver and other mineral exploration business since its formation. The Company has not commenced significant operations and is considered a development stage Company, as defined by Statement of Financial Accounting Standards No. 7 (“SFAS 7”). To date the Company has not generated any revenues, has incurred expenses, and has sustained losses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through June 30, 2008, the Company has accumulated losses of  $ 3,022,524.

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

JUNE 30, 2008

(unaudited)

NOTE A-SUMMARY OF ACCOUNTING POLICIES (Continued)

Stock Based Compensation (Continued)

Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended March 31, 2008 and 2007 and will adopt the interim disclosure provisions for its financial reports for the subsequent periods. The Company has no awards of stock-based employee compensation outstanding at June 30, 2008.

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

New Accounting Pronouncements

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143,” which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The Company is required to adopt the provisions of FIN 47 no later than the last quarter of its fiscal 2008. The Company does not expect the adoption of this Interpretation to have a material impact on its consolidated financial position, results of operations or cash flows.

Form 10-Q	Prospero Minerals Corp.	Page 11

PROSPERO MINERALS CORP.

(A Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION

JUNE 30, 2008

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

NOTE B - ADVANCES FROM RELATED PARTIES

During the three months ended June 30, 2008 and the year ended March 31, 2008, entities controlled by the Company’s directors advanced funds to the Company for working capital purposes. Total amount due to related parties amounted $ 0.00 and $ 0.00 at June 30, 2008 and March 31, 2008, respectively. The amounts advanced are unsecured, non-interest bearing and have no specific terms of repayment.

NOTE C - CAPITAL STOCK

The Company is authorized to issue 290,000,000 shares of common stock with par value of $.0001 per share. As of March 31, 2008 and June 30, 2008, the Company has no preferred stock issued and outstanding. The Company has 172,713,941 and 174,738,941 shares of common stock issued and outstanding at March 31, 2008 and June 30, 2008 respectively.

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

To become profitable and competitive, Prospero needs to have at least one of its Joint Ventures, Advanced Cavitation Technology launched or Property Developments to begin and sustain production.  To achieve this goal, management has prepared the following phases for Prospero’s plan of operation for the next 12 months.

Form 10-Q	Prospero Minerals Corp.	Page 12

Prospero Minerals Corp. through its largest shareholder, Cavitation Concepts Corporation Limited has signed and completed a Joint Venture Proposal using the private label of “MIC” Mechanically Induced Cavitation, which is owned by Prospero Minerals Corp. with Pyramid Power for its Water & Energy Turbine Technology (“WETTECH”).

This Agreement calls for a $50,000.00 Licensing Fee along with 5,000,000 shares of non-restrictive Prospero Minerals Corp. stock of which will be funded by Cavitation Concepts Corporation Limited.

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

Together, they are working on the following Marketing Strategy:

1-ACT –Advanced Cavitation Technology is built, patent applied for, and working perfectly on a mobile trailer mounted demonstrator unit currently located in Atlanta, Georgia and a second Beta Test Unit in Northern Italy. We also have a trailer mounted demonstrator unit which has been located in Nassau, Bahamas since 2003.

2-ACT video available on www.prosperominerals.com or www.pyramidpowersystems.com  along with Power Point Presentation of Philosophy, Commitment Statement, Executive Summary, Technology Comparisons, and related new items and applications.

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

7-Build a new, larger scale Beta Site in the Bahamas, using the new ACT as featured in the WETTECH – Water & Energy Turbine Technology, powered by a vertical-axis wind turbine, to accurately measure the productions capacities of electricity and pure water.

8-Our plan is to sell Licenses for Profit Sharing Joint Ventures for $1 million to $5 million for each State, Country, territory, or business, depending on the location, population or application.

Mr. Hubert Pinder, CFO of Prospero Minerals Corp. declares “Therefore, instead of using electricity or other environmentally polluting fossil fuels to create the energy to clean water, ‘WETTECH’ systems clean and purify water from any source and produce electricity as a by-product of the process, producing both POWER & WATER.” Cavitation Concepts Corporation Limited first launched this “MIC” Technology in February 2003 in Nassau, Bahamas.

Form 10-Q	Prospero Minerals Corp.	Page 13

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

Overview

Prospero was incorporated on July 23, 2002, under the laws of the State of Nevada.   Prospero was an exploration stage company engaged in the acquisition and exploration of mineral properties.

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

Liquidity and Capital Resources

Prospero had cash or equivalents of $7,605,105 as of  June 30, 2008, compared to cash in the amount of $5,105 as of its fiscal year end on March 31, 2008. Prospero had a working capital deficit of ($3,022,524) as of  June 30, 2008, compared to working capital deficit of ($2,933,823) as of  March 31, 2008. Prospero’s liabilities as of June 30, 2008, total $ 1,363,004 relate to advances from related parties, accounts payable and accrued liabilities, including professional fees for legal and audit services.

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

Item 2.

Unregistered Sale of Equity Securities and Use of Proceeds

There have been no sales of unregistered securities within the quarter ended June 30, 2008 that would be required to be disclosed pursuant to Item 701 of Regulation S-B.

Item 3.

Defaults Upon Securities

None.

Item 4.

Submission of Matters to a Vote of Security Holders

None.

Form 10-Q	Prospero Minerals Corp.	Page 16

Item 5. Other Information

On October 31, 2006 Prospero Minerals completed the acquisition from Cavitation Concepts Corporation of all of the assets pertaining to Cavitations’ water purification business.  In exchange for the assets, Prospero Minerals issued 10 million shares of its common stock to Cavitation Concepts Corporation.  The parties valued the shares at $1,000.00, based on their assessment of the fair value of the transferred assets at that time. Since October 2006, these assets are being properly deployed and utilized in the manner that has taken several years to produce the desired results. This Technology together with the Advanced Cavitation Technology will produce very exciting results with guaranteed revenues for the Company for years to come.

On June 10th   2008, a definitive Purchase Of License Agreement For a Profit Sharing Joint Ventures was entered into with Environmental Energy Enterprises Inc and Cavitation Concepts Corporation Ltd to form a Joint Venture for the purpose of building, marketing, owning, operating, managing, and financing the multiple applications  of “ACT” Advanced Cavitation Technology, under the private label of “MIC” Mechanically Induced Cavitation Technologies, with or without “WETTECH” operating systems and/or the Pyramid Power structure, for  the purpose of selling Power, water, and other residual products for profit sharing purposes under the terms and conditions as outlined in the Agreement.

Cavitation Concepts Corp owns 100% of another International Business Company named EPOS, which owns Ten Million (10,000,000) shares of Prospero Minerals Corp (PSPO) and has utilized a portion of this asset in consideration of partial payment for this Agreement plus a cash payment of in the amount of $50,000.00 (Fifty thousand dollars).

As a result of this transaction Prospero Minerals Corp, being owner of 40% of Cavitation Concepts Ltd, has incurred and agreed to issue to Cavitation Concept Corp 2,025,000 unrestricted shares as its portion  settlement  of payment for the Agreement with Environmental Energy Enterprises Inc.(based on 0.80 cents per share) as originally Agreed with the Company.

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

Because of the change in the buyers of the Rum Cay properties along with the increase of oil prices and devaluation of the US dollar, these circumstances had a direct negative effect on the plans for this development. The Management of Cavitation Concepts and Prospero Minerals decided to postpone this development and concentrate on a more direct and profitable business of Water and alternative energy.

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

Form 10-Q	Prospero Minerals Corp.	Page 17

Results of Operations

Prospero did not earn any revenues from inception through the reporting period ending March 31, 2007. Prospero does not anticipate earning revenues until such time as it has entered into commercial production of mineral properties, the sale of its potable water products and the development of its Resort and other technologies as outlined in the Management Proposal for Operations during the first quarter of 2008..

Prospero incurred expenses in the amount of $ 28,701 for the three month period June 30, 2008. From the period on inception on July 23, 2002 to  June 30th, 2008, Prospero incurred expenses in the amount of  $ 3,022,524. These operating expenses were primarily related to professional fees in connection with Prospero’s corporate organization relating to audit fees and legal fees. Prospero anticipates its operating expenses will increase as it undertakes its plan of operations. This increase will be attributable to further acquisitions and mergers and the professional fees associated with complying with the reporting requirements under the Securities Exchange Act of 1934 .

Prospero incurred a loss in the amount of ($ 28,701) for the three month period ended June 30th , 2008 and a profit in the amount of  Six  million ($6,000,000) dollars for the period from inception of July 23, 2002 through June 30th, 2008.  Prospero’s profit was entirely attributable to increase in value of assets purchased of Mechanically Induced Cavitation Technology and equipment in October of 2006.

As of August, 2008, Cavitation Concepts and Prospero will commence in building a Beta Site for the operation of Advanced Cavitation Technology to generate electricity and water. Prospero’s total expenditures over the next twelve months are anticipated to be approximately $1 Million dollars. Prospero does have plans to purchase significant equipment and change the number of its employees during this period of time. Accordingly, Prospero will need to obtain additional financing for further property developments and of its investment in Pyramid Power, details of which have already been filed.

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

PROSPERO MINERALS CORP.

By:/s/ Hubert L.  Pinder

   Name:  Hubert L. Pinder

   Title :   Chief Financial Officer

   Dated:   July 17, 2008

Form 10-Q	Prospero Minerals Corp.	Page 19

Exhibit 31

Form 10-Q	Prospero Minerals Corp.	Page 20

PROSPERO MINERALS CORP.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Hubert L.  Pinder, certify that:

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

Date:  July 17, 2008

By:/s/ Hubert L. Pinder

Mr. Hubert L. Pinder
Chief Financial Officer

Form 10-Q	Prospero Minerals Corp.	Page 21

Exhibit 32

Form 10-Q	Prospero Minerals Corp.	Page 22

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Prospero Minerals Corp. (“Prospero”) on Form 10-QSB for the period ending June 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Hubert L. Pinder, Chief Financial Officer, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of Prospero.

By:/s/ Hubert L. Pinder

Mr.  Hubert L. Pinder
Chief Financial Officer

July 17 2008