Form 10-Q
period 2008-09-30
PROSPERO MINERALS CORP.
filed 2008-11-20
CIK 1243741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

FORM 10-Q

For the yearly period ended  September 30, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ___ No X

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.
Class	Outstanding at September 30, 2008
Common Stock - $0.0001 par value	174,738,941

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]

Form 10-Q	Prospero Minerals Corp.	Page 3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PROSPERO MINERALS CORP.
(A Exploration Stage Company)

Quarterly Report on Form 10-Q for the
Period Ending September 30, 2008

Table of Contents

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
Prospero Minerals Corp.’s unaudited financial statements for the quarter ended September 30, 2007 are included with this
Form 10-Q. The unaudited financial statements for the quarter ended March 31, 2007 include:

Condensed Consolidated Balance Sheets:

March 31, 2008 and September 30, 2008

Condensed Consolidated Statements of Losses:
Three Months Ended September 30, 2008 and September 30, 2007
Six Months Ended September 30, 2008 and September 30, 2007
For the Period July 23, 2002 (Date of Inception) through September 30, 2008

Condensed Consolidated Statements of Deficiency in Stockholders’ Equity
For the period July 23, 2002 (Date of Inception) through September 30, 2008

Condensed Consolidated Statements of Cash Flows:
Six Months Ended September 30, 2008 and 2007
For the Period July 23, 2002 (Date of Inception) through September 30, 2008

Notes to Unaudited Condensed Consolidated Financial Information:
September 30, 2008

Item 2. Plan of Operation

Item 3. Controls and Procedures

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

Form 10-Q	Prospero Minerals Corp.	Page 4

The unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended September 30, 2008 are not necessarily indicative of the results that can be expected for the fiscal year ending March 31, 2008. The financial statements have been reviewed and are on file with Prospero’s auditor.

YOLANDA Y. ROBERTS - THOMAS

St. Andrew’s Beach Estates

P.O. Box SS-5936

Nassau, Bahamas

(242)324-4403

(242)455-0740

Yolandathomas52@yahoo.com

ACCOUNTANTS’ REPORT

To the Directors of PROSPERO MINERALS CORP.

I have reviewed the Balance Sheet of PROSPERO MINERALS CORP. at September 30, 2008, inclusive and the statements of income, shareholders’ equity and cash flows for the period from inception (July 23, 2002) to September 30, 2008 in accordance with International Financial Reporting Standards applicable to reviews.

 A review is limited primarily to inquiries of the Company’s personnel and analytical review procedures applied to financial data and thus provide less assurance than an audit.  I have not performed an audit and accordingly, I do no express an audit opinion.

Based on my review, nothing has come to my attention that causes me to believe that the accompanying financial statements are not presented fairly in accordance with International Financial Reporting Standards.

YOLANDA THOMAS C.P.A. C.A.

November 19, 2008

Form 10-Q	Prospero Minerals Corp.	Page 5

PROSPERO MINERALS CORP.
     (A EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Unaudited)

	September 30, 2008	March 31,2008
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalent	$13,610,417	$5,105
Subscription Receivables	156,912	6,156,912
Accounts Receivable
Deposit
Sub Total		6,162,017
Cavitation	179,580,438	179,580,438
Capital Assets	-	420,600

TOTAL ASSETS	$193,347,767	$186,163,055

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payables	$1,529,504	$1,310,834
Accrued Liabilities	23,469	23,469

Advances from related parties (Note B)
TOTAL CURRENT LIABILITIES	1,552,973	1,334,303

(DEFICIENCY IN) STOCKHOLDERS' EQUITY
Preferred Stock, par value $.001 per share; 10,000,000 shares authorized; none issued and outstanding at December 31, 2007 and March 31, 2008. (Note C)
Common stock, par value $.0001 per share; 290,000,000 shares authorized; 172,713,941 and 174,738,941 shares issued and outstanding at March 31, 2008 and September 30, 2008 respectively. (Note C)		2,740,714
Additional paid-in-capital	186,241,281	185,081,861
Shares Subscribed	8,760,694

Accumulated deficit during exploration stage	(3,207,181)	(2,993,823)
(Deficiency) in Stockholders' Equity	191,794,794	(184,828,752)

Total Liabilities and (Deficiency in) Stockholders' Equity	$193,347,767	$186,163,055

See accompanying notes to the unaudited condensed consolidated financial information

Form 10-Q	Prospero Minerals Corp.	Page 6

PROSPERO MINERALS CORP.
(A EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF PROFIT & LOSSES

								For the period from July 23, 2002 (date of inception) through
		For the three months			For the six months			September 30,
		ended September 30			Ended September 30			2008
		2008		2007	2008	2007
Costs and Expenses:
Administrative		$189,969		$10,234	$218,670	93,712		$2,063,676
Mineral Exploration						495,000		1,148,817
Total Operating Expense		189,969		10,234	218,670	588,713		- 3,212,493

Loss from Operations		-189,969		-10,234	-218,670	-588,713		- 3,022,524

Net Loss	$		$	- 987.368		-10,234	$	- 3,022,524

Loss per common share (basic and assuming dilution)		$(.10)		(0.10)	(.10)	(0.10)

Weighted average common shares		174,738,941		120,713,941	174,738,941	120,713,941

See accompanying notes to the unaudited condensed consolidated financial information

Form 10-Q	Prospero Minerals Corp.	Page 7

PROSPERO MINERALS CORP.
(A EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
FOR THE PERIOD JULY 23, 2002 (DATE OF INCEPTION) TO SEPTEMBER 30, 2008

					Deficit
					Accumulated
			Additional		During
	Common	Stock	Paid-in		Exploration Stage
	Shares	Amount	Capital			Total
Issuance of common stock in July 2002 for cash at $0.01 per share
	5,500,000	$5,500	$49,500	$		$55,000
Shares issued in August 2002 for cash at $.01 per share, net of costs
	3,760,000	3,760	33,840			37,600
Shares issued in February 2003 for cash at $.50 per share, net of costs	10,500	11	5,526			5,537
Net Loss	-	-	-		(5,324)	(5,324)
Balance at March 31, 2003	9,270,500	9,271	88,866		(5,324)	92,813
Net Loss	-	-	-		(86,266)	(86,266)
Balance at March 31, 2004	9,270,500	9,271	88,866		(91,590)	6,547
Net Loss					(62,076)	(62,076)
Balance at March 31, 2005	9,270,500	9,271	88,866		(153,666)	(55,529)
Net loss					(17,886)	(17,886)
Balance at June 30, 2005	9,270,500	9,271	88,866		(171,552)	(73,415)
Net Loss					(339,654)	(339,654)
Balance at March 31, 2006	89,270,500	89,271	429,466		(511,206)	7,531
Net Loss					(604,614)	(604,614)
Shares Issued	198,441	198	291,395			291,593
Balance at June 30, 2006	89,468,941	89,469	720,861		(1,115,820)	(305,490)
Net Loss					(987,368)	(987,368)
Balance at Sept. 30, 2006	89,468,941	89,469	720,861		(2,103,188)	(1,292,858)
Net Loss					(203,871)	(203,871)
Shares Issued	11,245,000	11,245	1,000			12,245
Balance at Dec. 31, 2006	100,713,941	100,714	721,861		(2,307,059)	(1,484,484)
Net Loss					(47,544)	(47,544)
Balance at March 31, 2007	100,713,941	100,714	721,861		(2,354,603)	(1,532,028)
Net Loss					(578,479)	(578,479)
Shares Issued	20,000,000	2,000,000				2,000,000
Balance at June 30, 2007	120,713,941	2,100,714	721,861		(2,933,082)	(110,507)
Net Loss					(10,234)	(10,243)
Balance at Sept. 30, 2007	120,713,941	2,100,714	721,861		(2,943,316)	(120,741)
Net Loss					(34,176)	(34,176)
Shares Issued	52,000,000	520,000	52,201,861			52,721,861
Balance at Dec. 31, 2007	172,713,941	2,620,714	52,923,722		(2,977,492)	52,566,944
					(16,331)	(16,331)
Shares Issued						121,000,000
Balance at Mar 31, 2008	172,713,941	2,620,714	52,923,722		(2,993,823)	172,828,752
Net Loss					(28,701)	(28,701)
Shares Issued	2,025,000	20,000	1,599,750			1,600,020
Unrealized gain on Sale of Share						6,000,000
Balance at June 30, 2008	174,738,941	2,640,714	54,523,472		(3,022,524)	192,400,091
Shares Issued
Balance at September 30, 2008	174,738,941	2,640,714	54,523,472		(3,022,524)	192,400,091

See accompanying notes to the unaudited condensed consolidated financial information

Form 10-Q	Prospero Minerals Corp.	Page 8

PROSPERO MINERALS CORP.
(A EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the period
			from July 23,
			2002 (date of
			inception)
			through
	For the six months ended		September 30,
	September 30,		2008
	2008	2007
INCREASE (DECREASE) IN CASH AND EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from exploration stage operations	$(189,969)	$(588,713)	$(3,212,493)
Depreciation and Amortization		63,563	95,345
Adjustments to reconcile net loss from exploration stage operations to cash used for operating activities:
Prepaid and Deposits
Subscription Receivable		156,912	6,156,912
Accounts Receivable			40,000
Accounts payable and accrued expenses-	189,969	77,211	1,552,973
NET CASH (USED IN) OPERATING ACTIVITIES		(291,027)	4,632,737

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and stock subscription, net of costs	-		8,410,330
Proceeds from related parties advances, net of repayments			1,191,028
Payment for assets purchase	-		(420,600)
NET CASH PROVIDED BY FINANCING ACTIVITIES			9,180,758

NET CASH USED IN INVESTING ACTIVITIES

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS	13,605,312	5,086	21,210,398

Cash and cash equivalents at the beginning of the period	5,105	19	5,124

Cash and cash equivalents at the end of the period	$13,610,417	$5,105	$21,215,522

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	-	-	-
Income taxes paid	-	-	-

See accompanying notes to the unaudited condensed consolidated financial information

Form 10-Q	Prospero Minerals Corp.	Page 9

PROSPERO MINERALS CORP.
(A Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
SEPTEMBER 30, 2008
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

Business and Basis of Presentation

Prospero Minerals Corp. (the “Company”) was reincorporated under the laws of the State of Nevada on July 23, 2002. On May 2003, the Company acquired all of the issued and outstanding shares of CMC Exploration Corp., a British Columbia company. At September 30, 2008 CMC Exploration Corp was dormant. The Company has been in the gold, silver and other mineral exploration business since its formation. The Company has not commenced significant operations and is considered a development stage Company, as defined by Statement of Financial Accounting Standards No. 7 (“SFAS 7”). To date the Company has not generated any revenues, has incurred expenses, and has sustained losses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through September 30, 2008, the Company has accumulated losses of $ 3,212,493.

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
SEPTEMBER 30, 2008
(unaudited)

NOTE A-SUMMARY OF ACCOUNTING POLICIES (Continued)

Stock Based Compensation (Continued)

Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended March 31, 2008 and 2007 and will adopt the interim disclosure provisions for its financial reports for the subsequent periods. The Company has no awards of stock-based employee compensation outstanding at September 30, 2008.

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

New Accounting Pronouncements

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143,” which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The Company is required to adopt the provisions of FIN 47 no later than the last quarter of its fiscal 2009. The Company does not expect the adoption of this Interpretation to have a material impact on its consolidated financial position, results of operations or cash flows.

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
SEPTEMBER 30, 2008
(unaudited)

(a)

Index to and Description of Exhibits

Exhibit	Description	Status
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

Forward Looking Statements

This report on Form 10-Q contains certain forward-looking statements within the meaning of Section 21e of the Securities Exchange Act of 1934 , as amended, and other applicable securities laws. All statements other than statements of historical fact are “ forward-looking statements ” for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or explorations; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Prospero Minerals Corp. has caused this report to be signed on its behalf by the undersigned duly authorized person.

PROSPERO MINERALS CORP.

By:/s/ Hubert Pinder

Name: Hubert L. Pinder
Title : Chief Financial Officer
Dated: November 10, 2008

Form 10-Q	Prospero Minerals Corp.	Page 12

Exhibit 31

Form 10-Q	Prospero Minerals Corp.	Page 13

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

Date: November 10, 2008

By:/s/ Hubert L. Pinder

Mr. Hubert L. Pinder
Chief Financial Officer

Form 10-Q	Prospero Minerals Corp.	Page 14

Exhibit 32

Form 10-Q	Prospero Minerals Corp.	Page 15

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Prospero Minerals Corp. (“Prospero”) on Form 10-Q for the period ending September 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Etoile Pinder, Chief Executive Officer, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of Prospero.

By:/s/ Hubert Pinder

Name: Hubert Pinder
Title : Chief Financial Officer
Dated: November 10, 2008