Form 10-K/A
period 2008-03-31
PROSPERO GROUP
filed 2009-03-16
CIK 1243741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

[ X ]	ANNUAL REPORT UNDER SECTION 13 0R 15( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the yearly period ended March 31, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________________ to__________________

Commission file number 000-50429

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ___ No X

APPLICABLE ONLY TO CORPORATE ISSUERS

Form 10-K/A	Prospero Minerals Corp.	Page 2

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at March 31, 2008
Common Stock - $0.001 par value	172,713,941

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [ X ]

Form 10-K/A	Prospero Minerals Corp.	Page 3

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

PROSPERO MINERALS CORP.

Yearly Report on Form 10-K/A for the
Period Ending March 31, 2008

Table of  Contents

PART I.   FINANCIAL INFORMATION

                Item 1.    Financial Statements (Unaudited)

Prospero Minerals Corp.’s unaudited financial statements for the year ended March 31, 2008 are included with this Form 10-K/A. The unaudited financial statements for the year ended March 31, 2007 include:

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

                Item 3.    Controls and Procedures

PART II.   OTHER INFORMATION

                Item 1.    Legal Proceedings

                Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

                Item 3.    Defaults Upon Senior Securities

                Item 4.    Submission of Matters to a Vote of Security Holders

                Item 5.    Other Information

                Item 6.    Exhibits

Form 10-K/A	Prospero Minerals Corp.	Page 4

The unaudited financial statements have been prepared in accordance with the instructions to Form 10-K/A and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended December 31, 2006 are not necessarily indicative of the results that can be expected for the fiscal year ending March 31, 2008.

Form 10-K/A	Prospero Minerals Corp.	Page 5

PROSPERO MINERALS CORP.
(A EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Unaudited)
	March 31,	March 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalent	$5,105	$19
Accounts Receivable	6,156,912
Deposit		400
Sub Total	6,162,017	419
Property, Plant	209,568,193	1000
Capital Assets, (net of accumulated depreciation of $31,781)	420,600	844,218

TOTAL ASSETS	$216,150,810	$845,218

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS'
EQUITY
CURRENT LIABILITIES:
Accounts payables	$1,310,834	$1,029,577
Accrued Liabilities
Loans: H. Pinder		699,008
Advances from related parties (Note B)	23,469	649,080
TOTAL CURRENT LIABILITIES	1,334,303	2,377,665

(DEFICIENCY IN) STOCKHOLDERS' EQUITY

Common stock, par value $.001 per share; 290,000,000 shares
authorized; 100,713,941 and 172,713,941 shares issued and outstanding at March
31, 2007 and March 31, 2008. (Note C)	172,714	100,714
Additional paid-in-capital	217,637,616	721,861
Shares Subscribed
Accumulated deficit during exploration stage	(2,993,823)	(2,354,603)
(Deficiency) in Stockholders' Equity	214,816,507	(1,532,028)

Total Liabilities and (Deficiency in) Stockholders' Equity	$216,150,810	$845,637

See accompanying notes to the unaudited condensed consolidated financial information

Form 10-K/A	Prospero Minerals Corp.	Page 6

PROSPERO MINERALS CORP.
(A EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF LOSSES

				For the period
				from July
				23, 2002 (date of
	For the three		For the twelve	inception)
	months ending		months ending	through
	March		March	March 31,
	2008		2008	2008

Costs and Expenses:
General and Administrative	$16,331		$127,889	$1,845,006
Mineral Exploration			495,000	1,148,817
Total Operating Expense	16,331		639,220	2,993,823

Loss from Operations	-16,331		-639,220	-2,993,823

Net Loss	$-16,331	$	- 639,220	$-2,993,823

Loss per common share (basic and assuming dilution)	(0.01)		(0.01)

Weighted average common shares outstanding	172,713,941		172,713,941

See accompanying notes to the unaudited condensed consolidated financial information

Form 10-K/A	Prospero Minerals Corp.	Page 7

PROSPERO MINERALS CORP.
(A EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
FOR THE PERIOD JULY 23, 2002 (DATE OF INCEPTION) TO MARCH 31, 2008

				Deficit
				Accumulated
			Additional	During
	Common	Stock	Paid-in	Exploration
	Shares	Amount	Capital	Stage	Total
Issuance of common stock in
July 2002 for cash at $0.001
per share	5,500,000	$5,500	$49,500	-	$55,000
Shares issued in August 2002
for cash at $.001 per share, net
of costs	3,760,000	3,760	33,840	-	37,600
Shares issued in February
2003 for cash at $.001 per
share, net of costs	10,500	11	5,526	-	5,537
Net Loss	-	-	-	(5,324)	(5,324)
Balance at March 31, 2003	9,270,500	9,271	88,866	(5,324)	92,813
Net Loss	-	-	-	(86,266)	(86,266)
Balance at March 31, 2004	9,270,500	9,271	88,866	(91,590)	6,547
Net Loss				(62,076)	(62,076)
Balance at March 31, 2005	9,270,500	9,271	88,866	(153,666)	(55,529)
Net loss				(17,886)	(17,886)
Balance at June 30, 2005	9,270,500	9,271	88,866	(171,552)	(73,415)
Net Loss				(339,654)	(339,654)
Shares Issued	80,000,000	80,000	340,600		420,600
Balance at March 31, 2006	89,270,500	89,271	429,466	(511,206)	7,531
Net Loss				(604,614)	(604,614)
Shares Issued	198,441	198	291,395		291,593
Balance at June 30, 2006	89,468,941	89,469	720,861	(1,115,820)	(305,490)
Net Loss				(987,368)	(987,368)
Balance at Sept. 30, 2006	89,468,941	89,469	720,861	(2,103,188)	(1,292,858)
Net Loss				(203,871)	(203,871)
Shares Issued	11,245,000	11,245	7,988,755		8,000,000
Balance at Dec. 31, 2006	100,713,941	100,714	8,709,616	(2,307,059)	6,503,271
Net Loss				(47,544)	(47,544)
Balance at March 31,
2007	100,713,941	100,714	8,709,616	(2,354,603)	6,455,727
Net Loss				(578,479)	(578,479)

Shares Issued	20,000,000	20,000	1,980,000		2,000,000
Balance at June 30, 2007	120,713,941	120,714	10,689,616	(2,933,082)	7,877,248
Net Loss				(10,234)	(10,234)
Balance at Sept. 30, 2007	120,713,941	120,714	10,689,616	(2,943,316)	7,867,014)
Net Loss				(34,176)	(34,176
Shares Issued	52,000,000	52,000	85,948,000		86,000,000
Balance at Dec. 31, 2007	172,713,941	172,714	96,637,616	(2,977,492)	93,832,838
Net Loss				(16,331)	(16,331)
Shares Issued			121,000,000		121,000,000
Balance at March. 31, 2008	172,713,941	172,714	217,637,616	(2,993,823)	214,816,507

See accompanying notes to the unaudited condensed consolidated financial information

Form 10-K/A	Prospero Minerals Corp.	Page 8

PROSPERO MINERALS CORP.
(A EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the
			period
			from July
			23,
			2002 (date
			of
	For the twelve months ended		inception)
			through
	March. 31,		March. 31,
	2008	2007	2008
INCREASE (DECREASE) IN CASH AND
EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss from exploration stage operations	$(639,220)	$(1,961,397)	$(2,993,823)
Depreciation and Amortization	84,751	42,375	84,751

Prepaid Expenses and Deposits	400		(400)
Accounts Receivable		40,000	(40,000)
Accounts payable and accrued expenses	281,257	917,130	1,029,579
Subscription Receivable	(6,156,912)		(6,156,912)
NET CASH (USED IN) OPERATING ACTIVITIES	(6,429,724)	(961,892)	(8,076,805)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and stock
subscription, net of costs	216,987,755	64,477	3,450,330
Proceeds from related parties advances, net of
repayments	(1,324,619)	1,264,179	1,191,028
Payment for assets purchase		(420,600)	(420,600)
NET CASH PROVIDED BY FINANCING			4,220,758
ACTIVITIES	215,663,136	908,056

NET CASH USED IN INVESTING ACTIVITIES	(209,228,326)

NET (DECREASE) INCREASE IN CASH AND
EQUIVALENTS	5,086	(53,836)

Cash and cash equivalents at the beginning of the
period	19	53,855	0

Cash and cash equivalents at the end of the period	$5,105	$19	$5,105

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	-	-	-
Income taxes paid	-	-	-

See accompanying notes to the unaudited condensed consolidated financial information

Form 10-K/A	Prospero Minerals Corp.	Page 9

PROSPERO MINERALS CORP.
(A Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
MARCH 31, 2008
(unaudited)

NOTE A-SUMMARY OF ACCOUNTING POLICIES

General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-K/A. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three month period ended December 31, 2007, are not necessarily indicative of the results that may be expected for the year ended March 31, 2008. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated March 31, 2008 financial statements and footnotes thereto included in the Company's SEC Form 10-K/ASB.

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

Form 10-K/A	Prospero Minerals Corp.	Page 10

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

Form 10-K/A	Prospero Minerals Corp.	Page 11

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

NOTE B - ADVANCES FROM RELATED PARTIES

During the three and nine months ended December 31, 2007 and the year ended March 31, 2008, entities controlled by the Company’s directors advanced funds to the Company for working capital purposes. Total amount due to related parties amounted $23,469 and $649,080 at March 31, 2008 and March 31, 2007, respectively. The amounts advanced have not increased and are unsecured, non-interest bearing and have no specific terms of repayment.

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

Form 10-K/A	Prospero Minerals Corp.	Page 12

Forward Looking Statements

This report on Form 10-K/A contains certain forward-looking statements within the meaning of Section 21e of the Securities Exchange Act of 1934 , as amended, and other applicable securities laws. All statements other than statements of historical fact are “ forward-looking statements ” for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or explorations; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

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

On October 31, 2006 Prospero Minerals completed the acquisition from Cavitation Concepts Corporation of all of the assets pertaining to Cavitations’ water purification business. In exchange for the assets, Prospero Minerals issued 10 million shares of its common stock to Cavitation Concepts Corporation. The parties valued the shares at $1,000. based on their assessment of the fair value of the transferred assets. The value has now been recorded as being correct at $8,000,000.

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

Form 10-K/A	Prospero Minerals Corp.	Page 13

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

Results of Operations

Prospero did not earn any revenues from inception through the reporting period ending March 31, 2007. Prospero does not anticipate earning revenues until such time as it has entered into commercial production of its mineral properties and sale 0f its potable water products and the development of its Resort and other technologies as outlined in the Management Proposal for Operations during the first quarter of 2008. Prospero has deferred the proposed drilling program on the Thor Group mineral claims until it has sufficient funding to proceed. Prospero has not yet determined whether the results of Phase 1 claims of the mineral exploration program on the Thor Group mineral are sufficiently positive to enable Prospero to proceed with further exploration programs. Prospero can provide no assurance that it will discover commercially exploitable levels of mineral resources on its properties, or if such resources are discovered, that Prospero will enter into commercial production of its mineral properties.

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

Form 10-K/A	Prospero Minerals Corp.	Page 14

Liquidity and Capital Resources

Prospero had cash of $5105 as of March 31, 2008, compared to cash in the amount of $19 as of its fiscal year end on March 31, 2007. Prospero had a working capital deficit of ($2,993,823) as of March 31, 2008, compared to working capital deficit of ($2,354,603) as of March 31, 2007. Prospero’s liabilities as of March 31, 2008, total $1,334,303 related to advances from related parties, accounts payable and accrued liabilities, including professional fees for legal and audit services.

Prospero’s independent certified public accountants have stated in their report included in Prospero’s March 31, 2008 Form 10-K/A, that Prospero has not generated revenues and has incurred operating losses and that Prospero is dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about the Prospero’s ability to continue as a going concern.

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

Form 10-K/A	Prospero Minerals Corp.	Page 15

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

Mr. Hubert Pinder, CFO of Prospero Minerals Corp. declares “Therefore, instead of using electricity or other environmentally polluting fossil fuels to create the energy to clean water, ‘WETTECH’ systems clean and purify water from any source and produce electricity as a by-product of the process, producing both POWER & WATER.” We first launched this “MIC” technology in February 2003 in Nassau, Bahamas.

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

Form 10-K/A	Prospero Minerals Corp.	Page 16

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

Internal and External Sources of Liquidity

Prospero has funded its operations primarily from the issuance of common stock and has now entered into Agreements with other financial institutions to ensure the availability of Capital resources required for the development of all of the Projects that it undertakes in 2008 to enhance the profitability of its operations as a safe,, secure profitable Company with unique products not subject to the ever changing global fluctuations now being experience by Countries throughout the World at the present time.

Inflation

Prospero does not believe that inflation will have a material impact on its future operations.

Off-Balance Sheet Arrangements

Prospero does not have any off-balance sheet arrangements.

Form 10-K/A	Prospero Minerals Corp.	Page 17

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

Item 3. Defaults Upon Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5.

None

Form 10-K/A	Prospero Minerals Corp.	Page 18

Item 6.  Exhibits

(a)         Index to and Description of Exhibits

Exhibit	Description	Status
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Prospero Minerals Corp. has caused this report to be signed on its behalf by the undersigned duly authorized person.

PROSPERO MINERALS CORP.

By:/s/ Hubert Pinder

Name: Mr. Hubert Pinder
Title : Chief Financial Officer
Dated: March 13th, 2009

Form 10-K/A	Prospero Minerals Corp.	Page 19

Exhibit 31

Form 10-K/A	Prospero Minerals Corp.	Page 20

     PROSPERO MINERALS CORP.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Hubert Pinder, certify that:

1. I have reviewed this yearly report on Form 10-K/A of Prospero Minerals Corp.;

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

Date: March 13th 2009

By:/s/ Hubert Pinder

Mr. Hubert Pinder
Chief Financial Officer

Form 10-K/A	Prospero Minerals Corp.	Page 21

Exhibit 32

Form 10-K/A	Prospero Minerals Corp.	Page 22

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Yearly Report of Prospero Minerals Corp. (“Prospero”) on Form 10-K/A for the period ending March 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Hubert Pinder, Chief Financial Officer, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of Prospero.

By:/s/ Hubert Pinder

Mr. Hubert Pinder
Chief Financial Officer
March 13th 2009