Form 10-Q/A
period 2008-12-31
PROSPERO GROUP
filed 2009-03-17
CIK 1243741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes ___   No X

APPLICABLE ONLY TO CORPORATE ISSUERS

Form 10-Q/A	Prospero Minerals Corp.	Page 2

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at December 31, 2008
Common Stock - $0.001 par value	222,713,941

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]

Form 10-Q/A	Prospero Minerals Corp.	Page 3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PROSPERO MINERALS CORP.
(A Exploration Stage Company)

Quarterly Report on Form 10-Q/A for the
Period Ending December 31, 2008

Table of Contents

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)Prospero Minerals Corp.’s unaudited financial statements for the quarter ended December 31, 2008 are included with this Form 10-Q/A. The unaudited financial statements for the quarter ended December, 2008 include:

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

Condensed Consolidated Statements of Cash Flows:
Nine Months Ended December 31, 2008 and 2007
For the Period July 23, 2002 (Date of Inception) through December 31, 2008

Notes to Unaudited Condensed Consolidated Financial Information:
December 31, 2008

Item 2.	Plan of Operation
Item 3.	Controls and Procedures

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits

Form 10-Q/A	Prospero Minerals Corp.	Page 4

The unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q/A and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended December 31, 2008 are not necessarily indicative of the results that can be expected for the fiscal year ending March 31, 2009. The financial statements have been reviewed and are on file with Prospero’s auditor.

Form 10-Q/A	Prospero Minerals Corp.	Page 5

ADJUSTED MARCH 12 2009

PROSPERO MINERALS CORP.
(A EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Unaudited)
	December 31, 2008	March 31,2008
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalent	$6,003,244	$5105
Subscription Receivables	7,299,769	6,156,912
Accounts Receivable
Deposit
Sub Total	13,303,013	6,162,017
Capital Assets	209,988,793	209,568,193
Cavitation		420,600

TOTAL ASSETS	$223,291,806	$216,150,810

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payables	$1,565,604	$1,310,834
Accrued Liabilities	23,469	23,469
Advances from related parties (Note B)
TOTAL CURRENT LIABILITIES	1,589,073	1,334,303

(DEFICIENCY IN) STOCKHOLDERS' EQUITY
Preferred Stock, par value $.001 per share; 10,000,000 shares authorized; none issued and outstanding at December 31, 2008 and March 31, 2008. (Note C)
Common stock, par value $.001 per share; 290,000,000 shares authorized; 172,713,941 and 222,713,941 shares issued and outstanding at March 31, 2008 and December 31, 2008 respectively. (Note C)	222,714	172,714
Additional paid-in-capital	224,730,473	217,637,616
Shares Subscribed

Accumulated deficit during exploration stage	(3,250,454)	(2,993,823)
Stockholders’ Equity	221,702,733	(214,816,507)

Total Liabilities and Stockholders' Equity	$223,291,806	$216,150,810

See accompanying notes to the unaudited condensed consolidated financial information

Form 10-Q/A	Prospero Minerals Corp.	Page 6

PROSPERO MINERALS CORP.
(A EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF LOSSES

	For the three months ended December 31		For the nine months Ended December 31		For the period from July 23, 2002 (date of inception) through December 31, 2008
	2007	2008	2007	2008
Costs and Expenses:
General and Administrative	$34,176	37,961	$127,889	256,631	$2,101,637
Mineral Exploration			495,000		1,148,817
Total Operating Expense	34,176	37,961	622,889	256,631	3,250,454

Loss from Operations	34,176	37,961	622,889	256,631	3,250,454

Net Loss	$34,176	37,961	622,889	256,631	$3,250,454

Loss per common share (basic and assuming dilution)	$(0.01)	(0.01)	(0.01)

Weighted average common shares outstanding	172,713,941	222,713,941	172,713,941	222,713,941

See accompanying notes to the unaudited condensed consolidated financial information

Form 10-Q/A	Prospero Minerals Corp.	Page 7

PROSPERO MINERALS CORP.
(A EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
FOR THE PERIOD JULY 23, 2002 (DATE OF INCEPTION) TO DECEMBER 31, 2008

					Deficit
	Common	Stock Amount	Additional		Accumulated
	Shares		Paid-in		During Exploration	Total
			Capital		Stage
Issuance of common stock in July 2002 for cash at $0.001 per share	5,500,000	$5,500	$49,500	$		$55,000
Shares issued in August 2002 for cash at $.001 per share, net of costs	3,760,000	3,760	33,840			37,600
Shares issued in February 2003 for cash at $.001 per share, net of costs	10,500	11	5,526			5,537
Net Loss	-	-	-		(5,324)	(5,324)
Balance at March 31, 2003	9,270,500	9,271	88,866		(5,324)	92,813
Net Loss	-	-	-		(86,266)	(86,266)
Balance at March 31, 2004	9,270,500	9,271	88,866		(91,590)	6,547
Net Loss					(62,076)	(62,076)
Balance at March 31, 2005	9,270,500	9,271	88,866		(153,666)	(55,529)
Net loss					(17,886)	(17,886)
Balance at June 30, 2005	9,270,500	9,271	88,866		(171,552)	(73,415)
Net Loss					(339,654)	(339,654)
Shares issued	80,000,000	80,000	340,600			420,600
Balance at March 31, 2006	89,270,500	89,271	429,466		(511,206)	7,531
Net Loss					(604,614)	(604,614)
Shares Issued	198,441	198	291,395			291,593
Balance at June 30, 2006	89,468,941	89,469	720,861		(1,115,820)	(305,490)
Net Loss					(987,368)	(987,368)
Balance at Sept. 30, 2006	89,468,941	89,469	720,861		(2,103,188)	(1,292,858)
Net Loss					(203,871)	(203,871)
Shares Issued	11,245,000	11,245	7,988,755			8,000,000
Balance at Dec. 31, 2006	100,713,941	100,714	8,709,616		(2,307,059)	6,503,271
Net Loss					(47,544)	(47,544)

Balance at Mar. 31, 2007	100,713,941	100,714	8,709,616		(2,354,603)	6,455,727
Net Loss					(578,479)	(578,479)
Shares Issued	20,000,000	20,000	1,980,000			2,000,000
Balance at June 30, 2007	120,713,941	120,714	10,689,616		(2,933,082)	7,877,248
Net Loss					(10,234)	(10,234)
Balance at Sept. 30, 2007	120,713,941	120,714	10,689,616		(2,943,316)	7,867,014
Net Loss					(34,176)	(34,176)
Shares Issued	52,000,000	52,000	85,948,000			86,000,000
Balance at Dec. 31, 2007	172,713,941	172,714	96,637,616		(2,977,492)	93,832,838
Net Loss					(16,331)	(16,331)

Shares Issued			121,000,000			121,000,000
Balance at Mar 31, 2008	172,713,941	172,714	217,637,616		(2,993,823)	214,816,507
Net Loss					(28,701)	(28,701)
Balance at June 30, 2008	172,713,941	172,714	217,637,616		(3,022,524)	214,787,806

Net Loss					(189,969)	(189,969)
Balance at September 30, 2008	172,713,941	172,714	217,637,616		(3,212,493)	214,597,837

Net Loss					(37,961)	(37,961)
Shares Issued	50,000,000	50,000	7,092,857			7,142,857
Balance at December 31, 2008	222,713,941	222,714	224,730,473		(3,250,454)	221,702,733

See accompanying notes to the unaudited condensed consolidated financial information

Form 10-Q/A	Prospero Minerals Corp.	Page 8

PROSPERO MINERALS CORP.
(A EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended December 31, 2008		For the period from July 23, 2002 (date of inception) through December 31, 2008
	2007	2008
INCREASE (DECREASE) IN CASH AND EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from exploration stage operations	$(622,889)	$(256,631)	$(3,176393)
Depreciation and Amortization	74,157		95,345
Adjustments to reconcile net loss from exploration stage operations to cash used for operating activities:
Prepaid and Deposits
Subscription Receivable	156,912	(1,142,857)	6,156,912
Accounts Receivable			40,000
Accounts payable and accrued expenses	164,926	254,770	1,552,973
NET CASH (USED IN) OPERATING ACTIVITIES	(226,894)	(1,144,718)	4,632,737

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and stock subscription, net of costs	-	7,142,857	8,410,330
Proceeds from related parties advances, net of repayments			1,191,028
Payment for assets purchase	-		(420,600)
NET CASH PROVIDED BY FINANCING ACTIVITIES		7,142,857	9,180,758

NET CASH USED IN INVESTING ACTIVITIES

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS	5,086	5,998,139	21,210,398

Cash and cash equivalents at the beginning of the period	19	5,105	3,624

Cash and cash equivalents at the end of the period	$5,105	$6,003,244	$212,079,422

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	-	-	-
Income taxes paid	-	-	-

See accompanying notes to the unaudited condensed consolidated financial information

Form 10-Q/A	Prospero Minerals Corp.	Page 9

PROSPERO MINERALS CORP.
(A Exploration Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
DECEMBER 31, 2008
(unaudited)

NOTE A-SUMMARY OF ACCOUNTING POLICIES

General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q/A. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

Business and Basis of Presentation

Prospero Minerals Corp. (the “Company”) was reincorporated under the laws of the State of Nevada on July 23, 2002. On May 2003, the Company acquired all of the issued and outstanding shares of CMC Exploration Corp., a British Columbia company. At June 30, 2007 CMC Exploration Corp was dormant. The Company has been in the gold, silver and other mineral exploration business since its formation. The Company has not commenced significant operations and is considered a development stage Company, as defined by Statement of Financial Accounting Standards No. 7 (“SFAS 7”). To date the Company has not generated any revenues, has incurred expenses, and has sustained losses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through December 31, 2008, the Company has accumulated losses of $ 3,250,454.00

The consolidated financial statements include the accounts of Prospero Minerals Corp. and its wholly-owned subsidiary, CMC Exploration Corp. Significant inter-company transactions and accounts have been eliminated in consolidation.

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

Form 10-Q/A	Prospero Minerals Corp.	Page 10

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

Form 10-Q/A	Prospero Minerals Corp.	Page 11

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

NOTE B - ADVANCES FROM RELATED PARTIES

During the six months ended December 30, 2008 and the year ended March 31, 2008, entities controlled by the Company’s directors advanced funds to the Company for working capital purposes. Total amount due to related parties amounted $23,469 and $23,469 at December 31, 2008 and March 31, 2008, respectively. The amounts advanced are unsecured, non-interest bearing and have no specific terms of repayment.

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

Forward Looking Statements

This report on Form 10-Q/ASB contains certain forward-looking statements within the meaning of Section 21e of the Securities Exchange Act of 1934 , as amended, and other applicable securities laws. All statements other than statements of historical fact are “ forward-looking statements ” for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or explorations; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

Overview

Prospero was incorporated on July 23, 2002, under the laws of the State of Nevada. Prospero is an exploration stage company engaged in the acquisition and exploration of mineral properties.

On June 20, 2006, Prospero Minerals Corp. announced its name change from “Corumel Minerals Corp.” to “Prospero Minerals Corp.” and increased its authorized capital.

Form 10-Q/A	Prospero Minerals Corp.	Page 12

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

Prospero incurred a loss in the amount of $37,961 for the three month period ended December 31, 2008 and a loss in the amount of $3,250,454.00 for the period from inception of July 23, 2002 through December 31, 2008. Prospero’s loss was entirely attributable to general and administrative expenses, which included operating expenses and professional fees.

Liquidity and Capital Resources

Prospero had cash of $6,003,244 as of December 31, 2008, compared to cash in the amount of $5,105 as of its fiscal year end on March 31, 2008. Prospero had a working capital deficit of ($3,250,454) as of December 31, 2008, compared to working capital deficit of $ 2,343,159 as of December 31, 2007. Prospero’s liabilities as of December 31, 2008, total $1,589,073 relate to advances from related parties, accounts payable and accrued liabilities, including professional fees for legal and audit services.

Prospero’s independent certified public accountants have stated in their report included in Prospero’s March 31, 2008 Form 10-Q/ASB, that Prospero has not generated revenues and has incurred operating losses and that Prospero is dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about the Prospero’s ability to continue as a going concern.

Prospero had cash in the amount of $6,003,244 as of December 31, 2008. Prospero’s total expenditures over the next twelve months are anticipated to be approximately $3.2 Million dollars. Prospero does have plans to purchase equipment and change the number of its employees based on the development of the properties and alternative energy / potable water production in The Bahamas during the next twelve months.

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

Internal and External Sources of Liquidity

Prospero has funded its operations primarily from the issuance of common stock.

Form 10-Q/A	Prospero Minerals Corp.	Page 13

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

Item 3.  Defaults Upon Securities

None.

Form 10-Q/A	Prospero Minerals Corp.	Page 14

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

Form 10-Q/A	Prospero Minerals Corp.	Page 15

The application for the Company name change from Prospero Minerals Corp. to Prospero Group along with a share split, which was passed on November 8th 2008 by a majority of 80% of the shareholdings has been filed through a Certificate of Amendment with Nevada Agency and Trust Company for the State of Nevada. This name change has been completed and approved by the Secretary of State of the State of Nevada and became effective on January 2, 2009. All share certificates for existing shareholders will be automatically filed and distributed by the Depository Trust Company (DTC). NASDAQ has received the necessary documentation to process the name change and reverse split for Prospero Minerals Corp to Prospero Group and that Prospero Group Board Members were notified that this corporate action will take effect at the open of business 1/5/2009. The new symbol on this date will be PRPG. The Reverse Share Split enables the Company to complete acquisitions of other technologies that will enhance the profitability of the Company through contracts already negotiated for the sale of Alternative Power and Potable Water.

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

PROSPERO MINERALS CORP.

By:/s/ Hubert Pinder

Name: Hubert Pinder
Title : Chief Financial Officer
Dated: March 13th, 2009

Form 10-Q/A	Prospero Minerals Corp.	Page 16

Exhibit 31

Form 10-Q/A	Prospero Minerals Corp.	Page 17

PROSPERO MINERALS CORP.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Hubert Pinder, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Prospero Minerals Corp.;

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

PROSPERO MINERALS CORP.

By:/s/ Hubert Pinder

Name: Hubert Pinder
Title : Chief Financial Officer
Dated: March 13th,2009

Form 10-Q/A	Prospero Minerals Corp.	Page 18

Exhibit 32

Form 10-Q/A	Prospero Minerals Corp.	Page 19

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Prospero Minerals Corp. (“Prospero”) on Form 10-Q/ASB for the period ending September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Etoile Pinder, Chief Executive Officer, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of Prospero.

PROSPERO MINERALS CORP.

By:/s/ Hubert Pinder

Name: Hubert Pinder
Title : Chief Financial Officer
Dated: March 13th, 2009