Form 10-K/A
period 2008-03-31
PROSPERO GROUP
filed 2009-12-08
CIK 1243741

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

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

PROSPERO MINERALS CORP.

Yearly Report on Form 10-K/A for the
Period Ending March 31, 2008

Table of  Contents

PART I.   FINANCIAL INFORMATION

                Item 1.    Financial Statements (Audited)

Prospero Minerals Corp.’s audited financial statements for the year ended March 31, 2008 are included with this Form 10-K/A. The audited financial statements for the year ended March 31, 2007 include:

                                Auditor Statement

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

                                Notes to Audited Condensed Consolidated Financial Information:
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

The audited financial statements have been prepared in accordance with the instructions to Form 10-K/A and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended December 31, 2007 are not necessarily indicative of the results that can be expected for the fiscal year ending March 31, 2008.

Larry O'Donnell, CPA, P.C.

Telephone (303) 745-4545	2228 South Fraser Street
Fax (303) 369-9384	Unit I
Email larryodonnellcpa@msn.com	Aurora, Colorado 80014
www.larryodonnellcpa.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Prospero Group Formally Prospero Minerals Corp.

I have audited the accompanying balance sheet of Prospero Group as of March 31, 2008, and the related statements of losses, deficiency in stockholders’ equity and cash flows for the year then ended and the period from July 23, 2002 (date of inception) to March 31, 2008.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of , Inc. as of March 31, 2008, and the results of its operations and its cash flows for the year then ended and the period from July 23, 2002 (date of inception) to March 31, 2008, in conformity with generally accepted accounting principles in the United States of America.

Larry O’Donnell, CPA, PC

November 18, 2009

Form 10-K/A	Prospero Minerals Corp.	Page 5

PROSPERO MINERALS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalent	$5,105	$19
Deposit		400
TOTAL CURRENT ASSETS	5,105	419

Investment in affiliate	80,000,000
Capital Assets, (net of accumulated depreciation of $31,781)		845,218

TOTAL ASSETS	$80,005,105	$845,638

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payables	$1,106,375	$1,029,577
Accrued Liabilities		817,009
Advances from related parties (Note B)	61,042	649,080
TOTAL CURRENT LIABILITIES	1,167,417	2,495,666

(DEFICIENCY IN) STOCKHOLDERS' EQUITY

Common stock, par value $.001 per share; 290,000,000 shares authorized; 100,713,941 and 172,713,941 shares issued and outstanding at March 31, 2007 and March 31, 2008. (Note C)	172,714	100,714
Additional paid-in-capital	82,492,949	721,861
Shares Subscribed
Accumulated deficit during Development stage	(3,827,975)	(2,472,604)
(Deficiency) in Stockholders' Equity	78,837,688	(1,652,028)

Total Liabilities and (Deficiency in) Stockholders' Equity	$80,005,105	$845,638

See accompanying notes to the audited condensed consolidated financial information

Form 10-K/A	Prospero Minerals Corp.	Page 6

PROSPERO MINERALS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF LOSSES

				For the period
				from July
				23, 2002 (date
				of
				inception)
	For the year ended			through
	March 31,		March 31,	March 31,
	2008		2007	2008

Costs and Expenses:
General and Administrative	$127,889		$1,307,579	$1,946,671
Loss on write down of capital assets	732,486			732,486
Mineral Development	495,000		653,818	1,148,818

Total Operating Expense	1,355,371		1,961,397	3,827,975

Loss from Operations	-1,355,371		-1,961,397	-3,827,975

Net Loss	$-1,355,371	$	- 1,961,397	$-3,827,975

Loss per common share (basic and assuming dilution)	(0.01)		(0.01)

Weighted average common shares outstanding	172,713,941		172,713,941

See accompanying notes to the audited condensed consolidated financial information

Form 10-K/A	Prospero Minerals Corp.	Page 7

PROSPERO MINERALS CORP.

CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
FOR THE PERIOD JULY 23, 2002 (DATE OF INCEPTION) TO MARCH 31, 2008

				Deficit
				Accumulated
			Additional	During
	Common	Stock	Paid-in	Development
	Shares	Amount	Capital	Stage	Total
Issuance of common stock in July 2002 for cash at $0.001 per share	5,500,000	$5,500	$49,500	-	$55,000
Shares issued in August 2002 for cash at $.001 per share, net of costs	3,760,000	3,760	33,840	-	37,600
Shares issued in February 2003 for cash at $.001 per share, net of costs	10,500	11	5,526	-	5,537
Net Loss	-	-	-	(5,324)	(5,324)
Balance at March 31, 2003	9,270,500	9,271	88,866	(5,324)	92,813
Net Loss	-	-	-	(86,266)	(86,266)
Balance at March 31, 2004	9,270,500	9,271	88,866	(91,590)	6,547
Net Loss				(62,076)	(62,076)
Balance at March 31, 2005	9,270,500	9,271	88,866	(153,666)	(55,529)
Net Loss				(357,540)	(357,540)
Shares Issued	80,000,000	80,000	340,600		420,600
Balance at March 31, 2006	89,270,500	89,271	429,466	(511,206)	7,531
Shares Issued	11,443,441	11,443	292,295		303,838
Net Loss				(1,961,398)	(1,961,398)
Balance at March 31, 2007	100,713,941	100,714	721,861	(2,472,604)	(1,650,029)
Shares Issued	72,000,000	72,000	81,771,088		81,843,088
Net Loss				(1,355,371)	(1,355,371)
Balance at March. 31, 2008	172,713,941	$172,714	$82,492,949	$(3,827,975)	$78,837,688

See accompanying notes to the audited condensed consolidated financial information

Form 10-K/A	Prospero Minerals Corp.	Page 8

PROSPERO MINERALS CORP.
(A EXPLORATION STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the
			period
			from July
			23,
			2002 (date
			of
	For the year ended		inception)
			through
	March. 31,		March. 31,
	2008	2007	2008
INCREASE (DECREASE) IN CASH AND EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss from Development stage operations	$(1,355,371)	$(1,961,397)	$(3,827,975)
Depreciation and Amortization		42,375	42,375
Loss on write down of capital assets	845,218		845,218

Prepaid Expenses and Deposits	400
Accounts Receivable		40,000
Accounts payable and accrued expenses	(740,211)	917,130	1,106,375
NET CASH (USED IN) OPERATING ACTIVITIES	(1,249,964)	(961,892)	(1,834,007)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and stock subscription, net of costs	1,843,088	64,477	2,665,663
Proceeds from ( payments on)related parties advances, net of repayments	(588,038)	1,264,179	61,042
Payment for assets purchase		(420,600)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,255,050	1,328,056	2,726,705

NET CASH USED IN INVESTING ACTIVITIES
Payment for assets purchase		(420,000)	(887,593)

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS	5,086	(53,836)

Cash and cash equivalents at the beginning of the period	19	53,855	0

Cash and cash equivalents at the end of the period	$5,105	$19	$5,105

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	-	-	-
Income taxes paid	-	-	-

See accompanying notes to the audited condensed consolidated financial information

Form 10-K/A	Prospero Minerals Corp.	Page 9

PROSPERO MINERALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
MARCH 31, 2008
(Audited)

NOTE A-SUMMARY OF ACCOUNTING POLICIES

Business and Basis of Presentation

PROSPERO GROUP (the “Company”) was reincorporated under the laws of the State of Nevada on July 23, 2002. On May 2003, the Company acquired all of the issued and outstanding shares of CMC Development Corp., a British Columbia company. At March 31, 2007 CMC Development Corp was dormant. The Company has been in the gold, silver and other mineral Development business since its formation. The Company has not commenced significant operations and is considered a development stage Company, as defined by Statement of Financial Accounting Standards No. 7 (“SFAS 7”). To date the Company has not generated any revenues, has incurred expenses, and has sustained losses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through March 31, 2008, the Company has accumulated losses of $3,827,975.

The consolidated financial statements include the accounts of Prospero Minerals Corp. and its wholly-owned subsidiary, CMC Development Corp. Significant inter-company transactions and accounts have been eliminated in consolidation.

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

Form 10-K/A	Prospero Minerals Corp.	Page 10

PROSPERO MINERALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
MARCH 31, 2008
(Audited)

NOTE A-SUMMARY OF ACCOUNTING POLICIES (Continued)

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

Investment in Affiliate

The investment in a 40% ownership interest in Cavitation Concepts Corporation Limited Is accounted for under the equity method.  Under the equity method, the Company will recognize its pro-rata share of the income or loss of the investee and will decrease its investments for any dividends received from the investee.  However, Cavitation Concepts Corporation Limited has not published financial statements since December 31, 2006. It does not have significant income or loss.

New Accounting Pronouncements

In December 2007, the FASB issued FASB Statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51”  (“SFAS No. 160”), which causes noncontrolling interests in subsidiaries to be included in the equity section of the balance sheet.  SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented.  The Company will adopt this standard at the beginning of the Company’s fiscal year ending December 31, 2008 for all prospective business acquisitions.  The Company has not determined the effect that the adoption of SFAS No. 160 will have on the financial results of the Company.

In March 2008, the Financial Accounting Standards board (FASB) issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161).  SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  SFAS 161 requires enhanced disclosures about Fund’s derivative and hedging activities.  Management is currently evaluating the impact the adoption of SFAS 161 will have on the Company’s financial statement disclosures.

The FASB has revised SFAS No. 141.  This revised statement establishes uniform treatment for all acquisitions.  It defines the acquiring company.  The statement further requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, measured at their fair market values as of that date.  It requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquired, at the full amounts of their fair values. This changes the way that minority interest is recorded and modified as a parent’s interest in a subsidiary changes over time.  This statement also makes corresponding significant amendments to other standards that related to business combinations, namely, 109, 142 and various EITF’s.  This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company believes the implementation of this standard will have no effect on our financial statements.

Form 10-K/A	Prospero Minerals Corp.	Page 11

PROSPERO MINERALS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
MARCH 31, 2008
(Audited)

NOTE A-SUMMARY OF ACCOUNTING POLICIES (Continued)

In May 2008, FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles”. Effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Board does not expect that this Statement will result in a change in current practice. However, transition provisions have been provided in the unusual circumstance that the application of the provisions of this Statement results in a change in practice. The Company believes the implementation of this standard will have no effect on our financial statements.

In May, 2008 FASB issued SFAS 163.  This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The Company believes the implementation of this standard will have no effect on our financial statements.

NOTE B - ADVANCES FROM RELATED PARTIES

Entities controlled by the Company’s directors have advanced funds to the Company for working capital purposes. Total amount due to related parties amounted $ 61,042 and $649,080 at March 31, 2008 and March 31, 2007, respectively. The amounts advanced have not increased and are unsecured, non-interest bearing and have no specific terms of repayment.

NOTE C - CAPITAL STOCK

The Company is authorized to issue 290,000,000 shares of common stock with par value of $.001 per share. As of March 31, 2008 and March 31, 2007, the Company has no preferred stock issued and outstanding. The Company has 172,713,941 and 100,713,941 shares of common stock issued and outstanding at March 31, 2008 and March 31, 2007 respectively.

NOTE D – INVESTMENT IN AFFILIATE

On November 30, 2007 the Company acquired 40% of Cavitation Concepts Corporation Limited (CCC), a registered Bahamian Company, in exchange for 40,000,000 shares of common stock.   CCC previously owned 30,000,000 shares of the company’s common stock.  At the same time CCC entered into an agreement to acquire a substantial land acquisition and resort development in Rum Cay, Bahamas.

CCC and Newport Harbour Limited (NHL) ,also a related party, signed an Agreement on the 26th November, 2007 to establishment Rum Cay Resort Holdings Limited (RCRHL), a partnership. CCC owns 60% of NHL and NHL owns 60% of RCRHL.

RCRHL acquired property in Rum Cay, Bahamas. NHL will assist in sales transactions and in procuring funds for the development of initially $100,000,000. This will be used through the utilization of the shares and assets of CCC. The total estimated input in this development is well more than $300,000,000.

Item 2. Management’s Plan of Operation.

THE FOLLOWING PRESENTATION OF MANAGEMENT’S PLAN OF OPERATIONS OF PROSPERO MINERALS CORP. SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED HEREIN.

Form 10-K/SBA	Prospero Minerals Corp.	Page 12

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

Prospero incurred expenses in the amount of $1,355,371, for the twelve month period March 31, 2008. From the period on inception on July 23, 2002 to March 31, 2008, Prospero incurred expenses in the amount of $3,827,975. These operating expenses were primarily related to professional fees in connection with Prospero’s corporate organization relating to audit fees and legal fees. Prospero anticipates its operating expenses will increase as it undertakes its plan of operations, provided further exploration is recommended. This increase will be attributable to further geological exploration and the professional fees associated with complying with the reporting requirements under the Securities Exchange Act of 1934 .

Form 10-K/A	Prospero Minerals Corp.	Page 14

Liquidity and Capital Resources

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

Prospero had cash in the amount of $5,105 as of March 31, 2008, compared to cash in the amount of $19 as of its fiscal year end on March 31, 2007. Prospero’s total expenditures over the next twelve months are anticipated to be approximately $100 Million dollars. Prospero does have plans to purchase significant equipment and change the number of its employees during this period of time. Accordingly, Prospero will need to obtain additional financing for further property developments of its investments in Pyramid Power and other technologies, details of which have already been filed.

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
Dated: December 7th, 2009

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

Date: December 7th 2009

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
December 7th 2009