Form 10-K
period 2009-03-31
PROSPERO GROUP
filed 2009-12-15
CIK 1243741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ]	ANNUAL REPORT UNDER SECTION 13 0R 15( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the yearly period ended    March 31, 2009

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________________ to__________________

Commission file number 000-50429

PROSPERO GROUP
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes  ___ No  X

APPLICABLE ONLY TO CORPORATE ISSUERS

Form 10-K	PROSPERO GROUP	Page 2

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at March 31, 2009
Common Stock - $0.001 par value	31,816,277

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [ X ]

Form 10-K	PROSPERO GROUP	Page 3

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

PROSPERO GROUP

Yearly Report on Form 10-K for the

 Period Ending March 31, 2009

Table of Contents

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Audited)

PROSPERO GROUP’s audited financial statements for the year ended March 31, 2009 are included with this Form 10-K. The audited financial statements for the year ended March 31, 2009 include:

Auditors Statement

Condensed Consolidated Balance Sheets:

March 31, 2008 and March 31, 2009

Condensed Consolidated Statements of Losses:

Twelve Months Ended March 31, 2008 and 2009

For the Period July 23, 2002 (Date of Inception) through March 31, 2009

Condensed Consolidated Statements of Surplus in Stockholders’ Equity

For the period July 23, 2002 (Date of Inception) through March 31, 2009

Condensed Consolidated Statements of Cash Flows:

Twelve Months Ended March 31, 2008 and 2009

For the Period July 23, 2002 (Date of Inception) through March 31, 2009

Notes to Unaudited Condensed Consolidated Financial Information:

March 31, 2009

Item 2.  Plan of Operation

Item 3. Controls and Procedures

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits

Form 10-K	PROSPERO GROUP	Page 4

The audited financial statements have been prepared in accordance with the instructions to Form 10-K and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended December 31, 2008 are not necessarily indicative of the results that can be expected for the fiscal year ending March 31, 2009.

Larry O'Donnell, CPA, P.C.

Telephone (303) 745-4545	2228 South Fraser Street
Fax (303) 369-9384	Unit I
Email larryodonnellcpa@msn.com	Aurora, Colorado 80014
www.larryodonnellcpa.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Prospero Group

I have audited the accompanying balance sheet of Prospero Group as of March 31, 2009 and 2008, and the related statements of losses, deficiency in stockholders’ equity and cash flows for the years then ended and the period from July 23, 2002 (date of inception) to March 31, 2009.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of, Inc. as of March 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended and the period from July 23, 2002 (date of inception) to March 31, 2009, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $3,874,435 at March 31, 2009. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regards to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Larry O’Donnell, CPA, PC

November 18, 2009

Form 10-K	PROSPERO GROUP	Page 5

PROSPERO GROUP

 (A DEVELOPMENT STAGE COMPANY)

 CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
	2009	2008
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalent	$1,826	$5,105
TOTAL CURRENT ASSETS	1,826	5,105

Investment in affiliate	80,000,000	80,000,000

TOTAL ASSETS	$80,001,826	$80,005,105

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS'
EQUITY
CURRENT LIABILITIES:
Accounts payables	$1,106,409	$1,106,375
Advances from related parties (Note B)	104,189	61,042
TOTAL CURRENT LIABILITIES	1,210,598	1,167,4

(DEFICIENCY IN) STOCKHOLDERS' EQUITY

Common stock, par value $.001 per share; 290,000,000 shares
authorized; 100,713,941 and 31,816,277 shares issued and outstanding at March
31, 2008 and March 31, 2009. (Note C)	222,714	171,714
Additional paid-in-capital	82,442,949	82,492,949
Shares Subscribed
Accumulated deficit during Development stage	(3,874,435)	(3,827,975)
(Deficiency) in Stockholders' Equity	78,791,228	78,837,688

Total Liabilities and (Deficiency in) Stockholders' Equity	$80,001,826	$80,005,105

See accompanying notes to the audited condensed consolidated financial information

Form 10-K	PROSPERO GROUP	Page 6

PROSPERO GROUP

CONDENSED CONSOLIDATED STATEMENTS OF LOSSES

				For the period
				from July
				23, 2002 (date of
				inception)
	For the year ended			through
	March 31,		March 31,	March 31,
	2009		2008	2009

Costs and Expenses:
General and Administrative	$46,460		$127,889	$1,993,131
Loss on write down of capital assets			732,486	732,486
Mineral Development	0		495,000	1,148,818

Total Operating Expense	46,460		1,355,371	3,874,435

Loss from Operations	-46,460		-1,355,371	-3,874,435

Net Loss	$-46,460	$	- 1,355,371	$-3,874,435

Loss per common share (basic and assuming dilution)	(0.01)		(0.01)

Weighted average common shares outstanding	31,816,277		172,713,941

See accompanying notes to the audited condensed consolidated financial information

Form 10-K	PROSPERO GROUP	Page 7

CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
FOR THE PERIOD JULY 23, 2002 (DATE OF INCEPTION) TO MARCH 31, 2009

				Deficit
				Accumulated
			Additional	During
	Common	Stock	Paid-in	Development
	Shares	Amount	Capital	Stage	Total
Issuance of common stock in July 2002 for cash at $0.001 per share	5,500,000	$5,500	$49,500	-	$55,000
Shares issued in August 2002 for cash at $.001 per share, net of costs	3,760,000	3,760	33,840	-	37,600
Shares issued in February 2003 for cash at $.001 per share, net of costs	10,500	11	5,526	-	5,537
Net Loss	-	-	-	(5,324)	(5,324)
Balance at March 31, 2003	9,270,500	9,271	88,866	(5,324)	92,813
Net Loss	-	-	-	(86,266)	(86,266)
Balance at March 31, 2004	9,270,500	9,271	88,866	(91,590)	6,547
Net Loss				(62,076)	(62,076)
Balance at March 31, 2005	9,270,500	9,271	88,866	(153,666)	(55,529)
Net Loss				(357,540)	(357,540)
Shares Issued	80,000,000	80,000	340,600		420,600
Balance at March 31, 2006	89,270,500	89,271	429,466	(511,206)	7,531
Shares Issued	11,443,441	11,443	292,295		303,838
Net Loss				(1,961,398)	(1,961,398)
Balance at March 31, 2007	100,713,941	100,714	721,861	(2,472,604)	(1,650,029)
Shares Issued	72,000,000	72,000	81,771,088		81,843,088
Net Loss				(1,355,371)	(1,355,371)
Balance at March. 31, 2008	172,713,941	172,714	82,492,949	(3,827,975)	78,837,688
Shares Issued	50,000,000	50,000	(50,000)
Stock Split (7 to 1)	(190,897,664)	(190,898)	190,898
Net Loss				(46,460)	(46,460)
Balance at March. 31, 2009	31,816,277	$31,816	$82,633,847	$(3,874,435)	$78,791,228

See accompanying notes to the audited condensed consolidated financial information

Form 10-K	PROSPERO GROUP	Page 8

PROSPERO GROUP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the
			period
			from July
			23,
			2002 (date
			of
	For the year ended		inception)
			through
	March. 31,		March. 31,
	2009	2008	2009
INCREASE (DECREASE) IN CASH AND
EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss from Development stage operations	$(46,460)	$(1,355,371)	$(3,874,435)
Depreciation and Amortization			42,375
Loss on write down of capital assets		845,218	845,218

Prepaid Expenses and Deposits		400
Accounts payable and accrued expenses	34	(740,211)	1,106,409
NET CASH (USED IN) OPERATING ACTIVITIES	(46,426)	(1,249,964)	(1,880,433)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and stock
subscription, net of costs		1,843,088	2,665,663
Proceeds from ( payments on)related parties advances, net of
repayments	43,147	(588,038)	104,189
Payment for assets purchase
NET CASH PROVIDED BY FINANCING
ACTIVITIES	43,147	1,255,050	2,769,852

NET CASH USED IN INVESTING ACTIVITIES
Payment for assets purchase			(887,593)

NET (DECREASE) INCREASE IN CASH AND
EQUIVALENTS	(3,279)	5,086	1,826

Cash and cash equivalents at the beginning of the
period	5,105	5,086	0

Cash and cash equivalents at the end of the period	$1,826	$5,105	$1,826

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	-	-	-
Income taxes paid	-	-	-

See accompanying notes to the audited condensed consolidated financial information

Form 10-K	PROSPERO GROUP	Page 9

PROSPERO GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION

MARCH 31, 2009

(unaudited)

NOTE A-SUMMARY OF ACCOUNTING POLICIES

Business and Basis of Presentation

PROSPERO GROUP (the “Company”) was reincorporated under the laws of the State of Nevada on July 23, 2002. On May 2003, the Company acquired all of the issued and outstanding shares of CMC Development Corp., a British Columbia company. At March 31, 2007 CMC Development Corp was dormant. The Company has been in the gold, silver and other mineral Development business since its formation. The Company has not commenced significant operations and is considered a development stage Company, as defined by Statement of Financial Accounting Standards No. 7 (“SFAS 7”). To date the Company has not generated any revenues, has incurred expenses, and has sustained losses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through March 31, 2008, the Company has accumulated losses of $3,874,435.

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

Form 10-K	PROSPERO GROUP	Page 10

PROSPERO GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION

MARCH 31, 2009

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

Form 10-K	PROSPERO GROUP	Page 11

PROSPERO GROUP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION

MARCH 31, 2009

(audited)

NOTE A-SUMMARY OF ACCOUNTING POLICIES (Continued)

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

NOTE B - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s success is dependent upon numerous items, among which are the Company’s successful growth of revenues from its products and services, its ability to obtain new customers in order to achieve levels of revenues adequate to support the Company’s current and future cost structure, and its success in obtaining financing for equipment and operations, for which there is no assurance. Unanticipated problems, expenses, and delays are frequently encountered in establishing and maintaining profitable operations. These include, but are not limited to, competition, the need to develop customer support capabilities and market expertise, setbacks in product development, technical difficulties, market acceptance and sales and marketing. The failure of the Company to meet any of these conditions could have a materially adverse effect on the Company and may force the Company to reduce or curtail operations.  No assurance can be given that the Company can achieve or maintain profitable operations.

The Company believes it will have adequate cash to sustain operations until it achieves sustained profitability. However, until the Company has a history of maintaining revenue levels sufficient to support its operations and repay its working capital deficit, the Company may require additional financing.

NOTE C - ADVANCES FROM RELATED PARTIES

Entities controlled by the Company’s directors have advanced funds to the Company for working capital purposes. Total amount due to related parties amounted $ 61,042 and $649,080 at March 31, 2008 and March 31, 2007, respectively. The amounts advanced have not increased and are unsecured, non-interest bearing and have no specific terms of repayment.

NOTE D - CAPITAL STOCK

The Company is authorized to issue 290,000,000 shares of common stock with par value of $.001 per share. As of March 31, 2009 and March 31, 2008, the Company has no preferred stock issued and outstanding. The Company has 31,816,277 and 172,713,941 shares of common stock issued and outstanding at March 31, 2009 and March 31, 2008 respectively.

NOTE E – INVESTMENT IN AFFILIATE

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

Form 10-K	PROSPERO GROUP	Page 12

Item 2. Management’s Plan of Operation.

THE FOLLOWING PRESENTATION OF MANAGEMENT’S PLAN OF OPERATIONS OF PROSPERO GROUP SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED HEREIN.

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

On June 20, 2006, Corumel Minerals Corp. announced its name change from “Corumel Minerals Corp.” to “Prospero Minerals Corp” and increased its authorized capital.

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

Form 10-K	PROSPERO GROUP	Page 13

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

 Results of Operations

Prospero did not earn any revenues from inception through the reporting period ending March 31, 2009. Prospero does not anticipate earning revenues until such time as it has entered into commercial production of its mineral properties and sale 0f its potable water products and the development of its Resort and other technologies as outlined in the Management Proposal for Operations during the first quarter of 2009.

Prospero incurred expenses in the amount of $312,836, for the twelve month period March 31, 2009. From the period on inception on July 23, 2002 to March 31, 2009, Prospero incurred expenses in the amount of $3,306,659. These operating expenses were primarily related to professional fees in connection with Prospero’s corporate organization relating to audit fees and legal fees. Prospero anticipates its operating expenses will increase as it undertakes its plan of operations, provided further exploration is recommended. This increase will be attributable to further technological acquisitions and the professional fees associated with complying with the reporting requirements under the Securities Exchange Act of 1934 .

Prospero incurred a loss in the amount of $312,836 for the twelve month period ended March 31, 2009 and a loss in the amount of $3,306,659 for the period from inception of July 23, 2002 through March 31, 2009.  Prospero’s loss was entirely attributable to general and administrative expenses, which included operating expenses and professional fees.

Liquidity and Capital Resources

Prospero had cash of $6,001,827 as of March 31, 2009, compared to cash in the amount of $5,105 as of its fiscal year end on March 31, 2008. Prospero had a working capital deficit of ($3,306,659) as of March 31, 2009, compared to working capital deficit of $2,993,823  as of March 31, 2008. Prospero’s liabilities as of March 31, 2009, total $1,643,861 related to advances from related parties, accounts payable and accrued liabilities, including professional fees for legal and audit services.

Prospero’s independent certified public accountants have stated in their report included in Prospero’s March 31, 2009 Form 10-K, that Prospero has not generated revenues and has incurred operating losses and that Prospero is dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about the Prospero’s ability to continue as a going concern.

Prospero had cash in the amount of $6,001,827 as of March 31, 2009. Prospero’s total expenditures over the next twelve months are anticipated to be approximately $20 Million dollars. Prospero does have plans to purchase significant equipment and change the number of its employees during this period of time. Accordingly, Prospero will need to obtain additional financing for further property developments of its investments in Pyramid Power, details of which have already been filed.

Plan of Operation for the Next Twelve Months

Prospero has not had any significant revenues generated from its business operations since inception.  Management expects that the revenues generated from its operations for the next 12 months will now be enough for its required working capital.

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

Form 10-K	PROSPERO GROUP	Page 14

To become profitable and competitive, Prospero needs to have at least one of its Joint Ventures, Property Developments or acquired Technologies to begin and sustain production.  To achieve this goal, management has prepared the following phases for Prospero’s plan of operation for the next 12 months.

PROSPERO GROUP through one of its shareholders, RORO International Limited has signed and completed a Asset Management Agreement which enables the company to have the working capital for the next 8 months to ensure its profitability using the private label of “MIC” Mechanically Induced Cavitation, which is owned by PROSPERO GROUP with Prospero Water Technology  for its Water & Energy Turbine Technology (“WETTECH”).

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

Together, they are working on the following Marketing Strategy:

1-ACT –Advanced Cavitation Technology is built, patent applied for, and working perfectly on a mobile, trailer mounted demonstrator unit currently located in Atlanta, GA and Nassau, Bahamas.

2-ACT video available on www.swissmerc.net along with Power Point Presentation of Philosophy, Commitment Statement, Executive Summary, Technology Comparison, National Security Commentary, related new items and applications.

3-ACT is featured as part of the WETTECH – Water & Energy Turbine Technology as used in the Prospero Water Technology Stewardship System.

4-The agreed strategy is to NOT sell any of the new technology or application systems, but rather, sell only the water and energy products made by Prospero Water Technologies.

5-The plan is to finance the building of each Prospero Water Technology , power and water production unit, and profit from the sale of power, water, and residual products.

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

Mr. Hubert Pinder, CFO of PROSPERO GROUP declares “Therefore, instead of using electricity or other environmentally polluting fossil fuels to create the energy to clean water, ‘WETTECH’ systems clean and purify water from any source and produce electricity as a by-product of the process, producing both POWER & WATER.” We first launched this “MIC” technology in February 2003 in Nassau, Bahamas.

On February 11, 2009, through a large shareholder, signed a Floridian Company for its marketing and advertisement campaign. RORO International Limited has been gearing up the last year to begin marketing its water producing machines in The Bahamas, Caribbean, Central and South America. The final agreements have been made with Advanced Cavitation Technologies and Planets Purest Water, with other alternative energy and Atmospheric Water Vapor Technologies. Initially we have pending orders that exceed 15,000 machines. Several other major TECHNOLOGIES now operating will be merged into the Group as Prospero Water Technology.

The basis of the campaign will be its acquisitions of Advanced Cavitation Technology (ACT), Planets Purest Water machines.

Our Atmospheric Water Generating Technologies Planets Purest Water will begin to market these products in the Bahamas, then Central America and South America as exclusive distributors in our neighboring regions.

Form 10-K	PROSPERO GROUP	Page 15

Some 1500 units will be delivered before the end of May 2010.  We anticipate hiring some 200 employees which will encompass sales staff, delivery and maintenance. In these troubled times of unemployment, any addition to the economy in a ‘Green World Environment’ is considered beneficial.

To quick start the operations, Planet Purest Water has entered into an Agreement with our distributing company for a minimum of 15,000 Atmospheric Water Generating (AWG) systems during the first year of operation. In addition, other AWG systems will supply an additional 25,000 units that will ensure a total of over 40,000 units being delivered during the next year of operations.

The Alternative Energy systems of Prosper Water Technology and ‘Wet Tech’ together with other advanced technologies will generate revenues and profitability to ensure the success of Prospero Group operations in the future.

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

Exploration Stage Activities

Prospero has been in the base and precious mineral exploration business since its formation until 2007. Prospero has now commenced significant operations and is now a multi-faceted business operation and no longer an exploration stage company.

Reclamation and Abandonment Costs

The Financial Accounting Standards Board (“ FASB ”) issued Statement of Financial Accounting Standards No. 143 (“ SFAS 143 ”),“ Accounting for Asset Retirement Obligations ” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement establishes a uniform methodology for accounting for estimated reclamation and abandonment costs whereby reclamation and closure costs including site rehabilitation will be recorded at the estimated present value of reclamation liabilities and will increase the carrying amount of the related asset. These reclamation costs will be allocated to expense over the life of the related assets and will be adjusted for changes resulting from the passage of time and revisions to either the timing or the amount of the original present value estimate. Prospero’s adoption of SFAS No. 143 did not have a material impact on its operations or financial position.

Internal and External Sources of Liquidity

Prospero has funded its operations primarily from the issuance of common stock and has now entered into Agreements with other financial institutions to ensure the availability of Capital resources required for the development of all of the Projects that it undertakes in 2009 to enhance the profitability of its operations as a safe, secure profitable Company with unique products not subject to the ever changing global fluctuations now being experience by Countries throughout the World at the present time.

Inflation

Prospero does not believe that inflation will have a material impact on its future operations.

Off-Balance Sheet Arrangements

Prospero does not have any off-balance sheet arrangements.

Form 10-K	PROSPERO GROUP	Page 16

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

There have been no sales of unregistered securities within the quarter ended March 31,09 that would be required to be disclosed pursuant to Item 701 of Regulation S-B.

Item 3. Defaults Upon Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Form 10-K	PROSPERO GROUP	Page 17

Item 5.

None

Form 10-K	PROSPERO GROUP	Page 18

Item 6.  Exhibits

(a)

Index to and Description of Exhibits

Exhibit	Description	Status
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, PROSPERO GROUP has caused this report to be signed on its behalf by the undersigned duly authorized person.

PROSPERO GROUP

By:/s/ Hubert Pinder

   Name:  Mr. Hubert Pinder

   Title :   Chief Financial Officer

   Dated:   December 14, 2009

Form 10-K	PROSPERO GROUP	Page 19

Exhibit 31

Form 10-K	PROSPERO GROUP	Page 20

PROSPERO GROUP
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Hubert Pinder, certify that:

1.   I have reviewed this yearly report on Form 10-K of PROSPERO GROUP;

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

Date:  December 14, 2009

By:/s/ Hubert Pinder

Mr. Hubert Pinder
Chief Financial Officer

Form 10-K	PROSPERO GROUP	Page 21

Exhibit 32

Form 10-K	PROSPERO GROUP	Page 22

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Yearly Report of PROSPERO GROUP (“Prospero”) on Form 10-K for the period ending March 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Hubert Pinder, Chief Financial Officer, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of Prospero.

By:/s/ Hubert Pinder

Mr. Hubert Pinder
Chief Financial Officer

December 14, 2009