Form 10-K
period 2010-03-31
PROSPERO GROUP
filed 2010-10-12
CIK 1243741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT UNDER SECTION 13 0R 15( d ) OF THE SECURITIES EXCHANGE ACT OF 1934

For the yearly period ended March 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [   ] No [ X ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Form 10-K	PROSPERO GROUP	Page 2

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at March 31, 2010
Common Stock - $0.001 par value	31,816,277

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [ X ]

Form 10-K	PROSPERO GROUP	Page 3

Larry O'Donnell, CPA, P.C.

Telephone (303) 745-4545
2228 South Fraser Street
Fax (303) 369-9384
Unit I
Email larryodonnellcpa@comcast.net
Aurora, Colorado 80014
www.larryodonnellcpa.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Prospero Group

I have audited the accompanying balance sheet of Prospero Group as of March 31, 2010 and 2009, and the related statements of losses, deficiency in stockholders’ equity and cash flows for the years then ended and the period from July 23, 2002 (date of inception) to March 31, 2010. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of, Inc. as of March 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended and the period from July 23, 2002 (date of inception) to March 31, 2010, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has an accumulated deficit of $4,445,617 at March 31, 2010. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

September 28, 2010

Form 10-K	PROSPERO GROUP	Page 4

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

PROSPERO GROUP

Yearly Report on Form 10-K for the
Period Ending March 31, 2010

Table of Contents

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Audited)

 PROSPERO GROUP’s audited financial statements for the year ended March 31, 2010 are included with this Form 10-K. The audited financial statements for the year ended March 31, 2010 include:

Condensed Consolidated Balance Sheets:

March 31, 2009 and March 31, 2010

Condensed Consolidated Statements of Losses:
Twelve Months Ended March 31, 2009 and 2010
For the Period July 23, 2002 (Date of Inception) through March 31, 2010

Condensed Consolidated Statements of Surplus in Stockholders’ Equity
For the period July 23, 2002 (Date of Inception) through March 31, 2010

Condensed Consolidated Statements of Cash Flows:
Twelve Months Ended March 31, 2009 and 2010
For the Period July 23, 2002 (Date of Inception) through March 31, 2010

Notes to Unaudited Condensed Consolidated Financial Information:
March 31, 2010

Item 2.	Plan of Operation

Item 3.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

Form 10-K	PROSPERO GROUP	Page 5

PROSPERO GROUP
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL INFORMATION
MARCH 31, 2010

NOTE A-SUMMARY OF ACCOUNTING POLICIES

Business and Basis of Presentation

PROSPERO GROUP (the “Company”) was reincorporated under the laws of the State of Nevada on July 23, 2002. On May 2003, the Company acquired all of the issued and outstanding shares of CMC Development Corp., a British Columbia company. At March 31, 2007 CMC Development Corp was dormant. The Company has been in the gold, silver and other mineral Development business since its formation. The Company has not commenced significant operations and is considered a development stage Company, as defined by Statement of Financial Accounting Standards No. 7 (“SFAS 7”). To date the Company has not generated any revenues, has incurred expenses, and has sustained losses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through March 31, 2010, the Company has accumulated losses of $4,445,617.

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

The audited financial statements have been prepared in accordance with the instructions to Form 10-K and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended December 31, 2009 are not necessarily indicative of the results that can be expected for the fiscal year ending March 31, 2010.

Form 10-K	PROSPERO GROUP	Page 6

PROSPERO GROUP
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	March 31,2010	March 31,2009
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalent	$10,898	$1,826
TOTAL CURRENT ASSETS	10,898	1,826

Equity in investment in affiliate	79,477,749	80,000,000

TOTAL ASSETS	$79,488,647	$80,001,826

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payables	$1,106,409	$1,106,409
Advances from related parties	162,192	104,189
	1,268,601
TOTAL CURRENT LIABILITIES		1,210,598

(DEFICIENCY IN) STOCKHOLDERS' EQUITY

Common stock, par value $.001 per share; 290,000,000 shares
authorized; 100,713,941 and 172,713,941 shares issued and outstandin
	222,714	222,714
Additional paid-in-capital	82,442,949	82,442,949
Shares Subscribed

Accumulated deficit during Development stage	(4,445,617)	(3,874,435)
(Deficiency) in Stockholders' Equity	78,220,046	78,791,228

Total Liabilities and (Deficiency in) Stockholders' Equity	$79,488,647	$80,005,105

See accompanying notes to the consolidated financial information

Form 10-K	PROSPERO GROUP	Page 7

PROSPERO GROUP
CONSOLIDATED STATEMENTS OF LOSSES

	For the year ended		For the period from July 23, 2002 (date of inception) through March 31, 2010
	March 31, 2010	March 31, 2009

Costs and Expenses:
General and Administrative	$48,931	$46,460	$2,042,062
Loss on write down of capital assets			732,486
Mineral Development			1,148,818

Total Operating Expense	48,931	46,460	3,923,366

Loss from Operations	(48,931	(46,460)	(3,923,366)

Equity in loss of unconsollidated affiliate	(522,251)		(522,251)

Net Loss	$(571,182)	$(46,460)	$(4,445,617)

Loss per common share (basic and assuming dilution)	(0.01)	(0.01)

Weighted average common shares outstanding	172,713,941	172,713,941

See accompanying notes to the consolidated financial information

Form 10-K	PROSPERO GROUP	Page 8

PROSPERO GROUP
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
FOR THE PERIOD JULY 23, 2002 (DATE OF INCEPTION) TO MARCH 31, 2010

	Common Shares	Stock Amount	Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total

Issuance of common stock in July 2002 for cash at $0.001 per share	5,500,000	$5,500	$49,500	-	$55,000
Shares issued in August 2002 for cash at $.001 per share, net of costs	3,760,000	3,760	33,840	-	37,600
Shares issued in February 2003 for cash at $.001 per share, net of costs	10,500	11	5,526	-	5,537
Net Loss	-	-	-	(5,324)	(5,324)
Balance at March 31, 2003	9,270,500	9,271	88,866	(5,324)	92,813
Net Loss	-	-	-	(86,266)	(86,266)
Balance at March 31, 2004	9,270,500	9,271	88,866	(91,590)	6,547
Net Loss				(62,076)	(62,076)
Balance at March 31, 2005	9,270,500	9,271	88,866	(153,666)	(55,529)
Net Loss				(357,540)	(357,540)
Shares Issued	80,000,000	80,000	340,600		420,600
Balance at March 31, 2006	89,270,500	89,271	429,466	(511,206)	7,531
Shares Issued	11,443,441	11,443	292,295		303,838
Net Loss				(1,961,398)	(1,961,398)
Balance at March 31, 2007	100,713,941	100,714	721,861	(2,472,604)	(1,650,029)
Shares Issued	72,000,000	72,000	81,771,088		81,843,088
Net Loss				(1,355,371)	(1,355,371)
Balance at March. 31, 2008	172,713,941	172,714	82,492,949	(3,827,975)	78,837,688
Shares Issued	50,000,000	50,000	(50,000)
Net Loss				(46,460)	(46,460)
Balance at March. 31, 2009	222,713,941	$222,714	$82,442,949	$(3,874,435)	$78,791,228
Net Loss				(571,182)	(571,182)
Balance at March. 31, 2010	222,713,941	$222,714	$82,442,949	$(4,445,617)	$79,488,647

See accompanying notes to the consolidated financial information

Form 10-K	PROSPERO GROUP	Page 9

PROSPERO GROUP
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended		For the period from July 23, 2002 (date of inception) through March. 31, 2010
	March. 31,
	2010	2009
INCREASE (DECREASE) IN CASH AND EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss from Development stage operations	$(571,182)	$(46,460)	$(4,445,617)
Depreciation and Amortization			42,375
Loss on write down of capital assets		845,218	845,218
Equity in loss of affiliate	522,251		522,251
Prepaid Expenses and Deposits
Accounts payable and accrued expenses	34	34	1,106,409
NET CASH (USED IN) OPERATING ACTIVITIES	(48,931)	(46,426)	(1,929,364)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from sale of common stock and stock subscription, net of costs		1,843,088	2,665,663
Proceeds from ( payments on)related parties advances, net of repayments	58,003	43,147	162,192
Payment for assets purchase
NET CASH PROVIDED BY FINANCING
	58,003	43,147
ACTIVITIES			2,827,255

NET CASH USED IN INVESTING ACTIVITIES
Payment for assets purchase			(887,593)

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS	9,072	(3,279)	10,898

Cash and cash equivalents at the beginning of the period	1,826	5,105	0

Cash and cash equivalents at the end of the period	$10,898	$1,826	$10,898

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	-	-	-
Income taxes paid	-	-	-

Supplemental disclosure of cash flow information

Common stock issued for investment 80,000,000
See accompanying notes to the consolidated financial information

Form 10-K	PROSPERO GROUP	Page 10

Item 2.	Management’s Plan of Operation.

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

Overview

Prospero was incorporated on July 23, 2002, under the laws of the State of Nevada as an exploration stage company engaged in the acquisition and exploration of mineral properties.

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

Form 10-K	PROSPERO GROUP	Page 11

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

Prospero Group is an innovative technology development company which enhances its portfolio with selectively chosen products and therapies in the fields of cavitation for potable water, green technologies, health and wellness. The portfolio of products and services rendered contains only technologies which are ready to sell and generate immediate earnings. Our main markets are the Bahamas, United States of America, Latin America, Europe, Australia and the Far East

Immune Supporting Therapies

Prospero's engagement is focused in main immune supporting therapies like IMMUNOCAL.
This product is made up of Glutathione in order to develop a strong immune response. People with infections are going to burn through their glutathione quickly. The classic example is in HIV, where Immunocal has been patented to raise glutathione levels in patients.

The Dzugan Method

The Dzugan Method treatment approach, which involves use of vitamins, supplements, and bio identical hormones, holds great promise in reversing the symptoms of aging and combating many diseases that afflict patients over the age of 40 as well as illnesses in younger patients such as ADHD, alcoholism, and migraine

ActRx - Global Cure for Malaria
Malaria First Aid Kit for Adults by ActRx

The ActRx Adult Treatment is an easily compliant package of tablets taken orally over four days. Immediate positive results take effect within the first few hours after treatment. ActRx reduces the symptoms and clears the Malaria parasite. For babies and young children (who are at immediate mortal risk) there is an Artemisinin water-soluble injection for comatose individuals and a powder formula which is easily assimilated and immediately effective within 24 hours.

Results of Operations

Prospero did not earn any revenues from inception through the reporting period ending March 31, 2010. Prospero does not anticipate earning revenues until such time as it has entered into commercial production of its mineral properties and sale 0f its potable water products and the development of its Resort and other technologies as outlined in the Management Proposal for Operations during the first quarter of 2010.

Prospero incurred expenses in the amount of $48,931, for the twelve month period March 31, 2010. From the period on inception on July 23, 2002 to March 31, 2010, Prospero incurred expenses in the amount of $3,923,366. These operating expenses were primarily related to professional fees in connection with Prospero’s corporate organization relating to audit fees and legal fees. Prospero anticipates its operating expenses will increase as it undertakes its plan of operations, provided further exploration is recommended.
This increase will be attributable to further technological acquisitions and the professional fees associated with complying with the reporting requirements under the Securities Exchange Act of 1934 . Prospero incurred a loss in the amount of $48,931 for the twelve month period ended March 31, 2010 and a loss in the amount of $3,923,366 for the period from inception of July 23, 2002 through March 31, 2010. Prospero’s loss was entirely attributable to general and administrative expenses, which included operating expenses and professional fees.

Liquidity and Capital Resources

Prospero had cash of $10,898 as of March 31, 2010, compared to cash in the amount of $1,826 as of its fiscal year end on March 31, 2009. Prospero had a working capital deficit of ($3,923,366) as of March 31, 2010, compared to working capital deficit of ($3,874,435) as of March 31, 2009. Prospero’s liabilities as of March 31, 2010, total $1,268,601 related to advances from related parties, accounts payable and accrued liabilities, including professional fees for legal and audit services.

Form 10-K	PROSPERO GROUP	Page 12

Prospero’s independent certified public accountants have stated in their report included in Prospero’s March 31, 2010 Form 10-K, that Prospero has not generated revenues and has incurred operating losses and that Prospero is dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about the Prospero’s ability to continue as a going concern.

Prospero had cash in the amount of $10,898 as of March 31, 2010. Prospero’s total expenditures over the next twelve months are anticipated to be approximately $20 Million dollars. Prospero does have plans to purchase significant equipment and change the number of its employees during this period of time. Accordingly, Prospero will need to obtain additional financing for further property developments of its investments in Pyramid Power, details of which have already been filed.

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

PROSPERO GROUP through one of its shareholders, RORO International Limited has signed and completed an Asset Management Agreement which enables the company to have the working capital for the next 8 months to ensure its profitability using the private label of “MIC” Mechanically Induced Cavitation, which is owned by PROSPERO GROUP with Prospero Water Technology for its Water & Energy Turbine Technology (“WETTECH”).

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

Form 10-K	PROSPERO GROUP	Page 13

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

The basis of the campaign will be its acquisitions of Advanced Cavitation Technology (ACT), Planets Purest Water machines. Our Atmospheric Water Generating Technologies Planets Purest Water will begin to market these products in the Bahamas, then Central America and South America as exclusive distributors in our neighbouring regions.

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

The Alternative Energy systems of Prospero Water Technology and ‘Wet Tech’ together with other advanced technologies will generate revenues and profitability to ensure the success of Prospero Group operations in the future.

Prospero plans a final restructuring and plans acquisitions and mergers to ensure

During the last several months of our final restructuring of Prospero Group, we are now pleased to announce that all of the acquisitions that were being negotiated are completed. These will ensure the profitability of the Company, which is now secure.

As a result of the acquisitions and mergers, plus the future profitability of Our Group, at a meeting held on July 9, 2010 with the President of our Asset Management Group, the Board of Directors agreed to call a Shareholders meeting to vote on a resolution to accept the proposal of the merger with another company in the manufacturing and production of Potable Water Generating machines and Alternative Power Equipment and at the same time to complete the merger of the Group to a Company on another US STOCK EXCHANGE to reflect properly the future growth and profitability of The Group in this rapid change of Global involvement with Green Technology.

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

Form 10-K	PROSPERO GROUP	Page 14

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

Internal and External Sources of Liquidity

Prospero has funded its operations primarily from the issuance of common stock and has now entered into Agreements with other financial institutions to ensure the availability of Capital resources required for the development of all of the Projects that it undertakes in 2010 to enhance the profitability of its operations as a safe, secure profitable Company with unique products not subject to the ever changing global fluctuations now being experience by Countries throughout the World at the present time.

Inflation

Prospero does not believe that inflation will have a material impact on its future operations.

Off-Balance Sheet Arrangements

Prospero does not have any off-balance sheet arrangements.

Form 10-K	PROSPERO GROUP	Page 15

Item 3.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

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

There have been no sales of unregistered securities within the quarter ended March 31,2010 that would be required to be disclosed pursuant to Item 701 of Regulation S-B.

Item 3.	Defaults Upon Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.

None

Form 10-K	PROSPERO GROUP	Page 16

Item 6.	Exhibits

Index to and Description of Exhibits

Exhibit	Description	Status
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, PROSPERO GROUP has caused this report to be signed on its behalf by the undersigned duly authorized person.

PROSPERO GROUP

By:/s/ Hubert Pinder

Name: Mr. Hubert Pinder
Title : Chief Financial Officer
Dated: September 27 2010

Form 10-K	PROSPERO GROUP	Page 17

Exhibit 31

Form 10-K	PROSPERO GROUP	Page 18

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

Date: September 27, 2010

By:/s/ Hubert Pinder

Mr. Hubert Pinder
Chief Financial Officer

Form 10-K	PROSPERO GROUP	Page 19

Exhibit 32

Form 10-K	PROSPERO GROUP	Page 20

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Yearly Report of PROSPERO GROUP (“Prospero”) on Form 10-K for the period ending March 31, 20010 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Hubert Pinder, Chief Financial Officer, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of Prospero.

By:/s/ Hubert Pinder

Mr. Hubert Pinder
Chief Financial Officer

September 27, 2010